Form 10-Q
period 2011-03-31
RAAM Global Energy Co
filed 2011-05-13
CIK 1511139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File No. 333-172897

RAAM Global Energy Company

(Exact name of registrant as specified in its charter)

Delaware	20-0412973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1537 Bull Lea Rd., Suite 200
Lexington, Kentucky	40511
(Address of principal executive offices)	(Zip Code)

(859) 253-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2011, there were 60,000 shares of common stock outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward looking statements may include statements that relate to, among other things, our:

•	forward looking oil and natural gas reserve estimates;

•	future financial and operating performance and results;

•	business and financial strategy and budgets;

•	market prices;

•	drilling of wells and the anticipated results thereof;

•	timing and amount of future production of oil and natural gas;

•	competition and government regulations;

•	prospect development;

•	property acquisitions and sales; and

•	plans, forecasts, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain such identifying words. These forward looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward looking statements, you should keep in mind the risk factors described in our registration statement on Form S-4 (File No. 333-172897) filed with the SEC on March 17, 2011 (“Form S-4”) and other cautionary statements described under Part II, Item 1A, “Risk Factors” included in this report.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward looking statements. These risks, uncertainties and other factors include but are not limited to:

•	low and/or declining prices for oil and natural gas and oil and natural gas price volatility;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	ability to raise additional capital to fund future capital expenditures;

•	cash flow and liquidity;

•	ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	geological concentration of our reserves;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	operating hazards attendant to the oil and natural gas business;

•	potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	delays in anticipated start-up dates;

•	actions or inactions of third-party operators of our properties;

•	ability to find and retain skilled personnel;

•	strength and financial resources of competitors;

•	federal and state regulatory developments and approvals;

•	environmental risks;

•	changes in interest rates;

•	weather conditions or events similar to those of September 11, 2001, Hurricanes Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

•	worldwide political and economic conditions.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data, and price and cost assumptions made by reservoir engineers. In addition, the results of drilling, testing, and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

All subsequent written and oral forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil and/or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	March 31, 2011 (unaudited)	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$93,385	$81,032
Accounts receivable, net of $235 provision for bad debts in 2011 and 2010	3,384	22,412
Revenues receivable	26,191	21,703
Income taxes receivable	2,987	2,955
Commodity derivatives – current portion	3,598	9,377
Prepaid assets	3,942	4,200
Other current assets	4,002	3,784

Total current assets	137,489	145,463
Oil and gas properties (full-cost method):
Properties being amortized	1,029,439	1,009,071
Properties not subject to amortization	86,160	81,656
Less accumulated depreciation, depletion, and amortization	(670,545)	(653,777)

Net oil and gas properties	445,054	436,950
Other assets:
Other capitalized assets, net	7,323	7,246
Commodity derivatives	—	263
Equity investments	2,044	2,044
Other	4,884	5,320

Total other assets	14,251	14,873

Total assets	$596,794	$597,286

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	March 31, 2011 (unaudited)	December 31, 2010

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$15,204	$19,587
Revenues payable	19,775	17,834
Interest payable - senior secured notes	—	5,048
Current taxes payable	890	924
Advances from joint interest partners	2,443	—
Commodity derivatives - current portion	6,215	1,973
Asset retirement obligations - current portion	2,406	2,406
Long-term debt - current portion	112	1,112
Deferred income taxes - current portion	1,808	1,810

Total current liabilities	48,853	50,694
Other liabilities:
Commodity derivatives	1,844	861
Asset retirement obligations	21,172	20,946
Long-term debt	2,829	2,860
Senior secured notes	148,729	148,681
Deferred income taxes	89,101	90,870

Total other liabilities	263,675	264,218
Total liabilities	312,528	314,912
Commitments and contingencies (see Note 10)
Noncontrolling interest	4,983	2,467
Shareholders’ equity:
Common stock, no par value, 380,000 shares authorized, 60,000 issued and outstanding in 2011 and 2010, respectively	56,096	56,096
Treasury stock, 5,166 shares in 2011 and 2010	(5,736)	(5,736)
Accumulated other comprehensive income (loss), net of taxes	(1,079)	5,977
Retained earnings	230,002	223,570

Total shareholders’ equity	279,283	279,907

Total liabilities and shareholders’ equity	$596,794	$597,286

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended March 31

	2011	2010
Revenues:
Gas sales	$24,315	$34,759
Oil sales	21,158	21,946

Total revenues	45,473	56,705
Costs and expenses:
Production and delivery costs	7,462	7,889
Workover costs	432	1,290
Depreciation, depletion and amortization	17,139	25,700
General and administrative expenses	4,379	3,138
Derivative income	(247)	(206)

Total operating expense	29,165	37,811

Income from operations	16,308	18,894
Other income (expenses):
Interest expense, net	(3,399)	(738)
Other, net	194	66

Total other income (expenses)	(3,205)	(672)

Income before taxes	13,103	18,222
Income tax provision	2,655	6,638

Net income including noncontrolling interest	$10,448	$11,584

Net income attributable to noncontrolling interest (net of tax)	454	373

Net income attributable to RAAM Global	$9,994	$11,211

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31

	2011	2010
Operating activities
Net income including noncontrolling interest	$10,448	$11,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,574	25,876
Deferred income taxes	(1,770)	10,398
Changes in components of working capital:
Accounts and revenues receivable	1,157	2,603
Insurance receivable	–	6,050
Income tax receivables	–	(28)
Other current assets	40	212
Change in derivatives, net	4,211	(4,101)
Accounts payable and accrued liabilities	(4,359)	(17,308)
Current taxes payable	(67)	(38)
Interest payable on Senior Notes	(5,048)	–
Revenues payable	1,940	(643)

Net cash provided by operating activities	24,126	34,605

Investing activities
Change in advances from joint interest partners	2,443	(935)
Additions to oil and gas properties and equipment	(25,117)	(15,566)
Proceeds from net sales of oil and gas properties	13,384	–

Net cash used in investing activities	(9,290)	(16,501)

Financing activities
Payments on long-term borrowings	(1,031)	(1,067)
Deferred loan costs	–	304
Payment of dividends	(1,500)	(1,500)
Other	48	–

Net cash used in financing activities	(2,483)	(2,263)

Increase in cash and cash equivalents	12,353	15,841
Cash and cash equivalents, beginning of period	81,032	28,888

Cash and cash equivalents, end of period	$93,385	$44,729

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

RAAM Global Energy Company (“RAAM Global” or the “Company”) is engaged primarily in the exploration and development of oil and gas properties and in the resulting production and sale of natural gas, condensate and crude oil. The Company’s production facilities are located in the Gulf of Mexico, offshore Louisiana and onshore Mississippi, Louisiana, Texas, and Oklahoma.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, its majority-owned joint venture and variable interest entities where RAAM Global is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim Condensed Consolidated Financial Statements are unaudited; however, in the opinion of the Company’s management, all adjustments necessary for a fair statement of the interim financial results have been included. These adjustments were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year.

The Condensed Consolidated Balance Sheet as of December 31, 2010, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report. Therefore, these financial statements and notes should be read in conjunction with the Company’s audited financial statements included in our registration statement on Form S-4 (File No. 333-172897) filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company’s most significant financial estimates are based on remaining proved oil and gas reserves.

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.4 million and $0.7 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.

All capitalized costs of oil and gas properties are amortized through depreciation, depletion and amortization (“DD&A”) using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development and abandonment costs.

Investments in unproved properties and major development projects are not amortized until proved reserves are attributed to the projects or until impairment occurs. If the results of an assessment indicate that the properties are impaired, that portion of such costs is added to the capitalized costs to be amortized.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $86.2 million and $81.7 million at March 31, 2011 and December 31, 2010, respectively. The Company believes that the unevaluated properties at March 31, 2011 will be substantially evaluated during 2011, 2012 and 2013, and the costs will begin to be amortized at that time. The Company capitalized interest of $1.8 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively, related to significant properties not subject to amortization.

Capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. Details specific to the Company’s ceiling tests for the periods presented in the accompanying condensed consolidated financial statements are discussed later in this footnote section.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

During the fourth quarter of 2010, the Company finalized an agreement to sell approximately 69,000 acres onshore Louisiana to an unrelated third party oil and gas company. The final sales price amounted to $13.7 million and was recorded in accounts receivable and as an accumulated reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheet at December 31, 2010. Under the full cost accounting method, the transaction is recorded as a reduction to net oil and gas properties with no income statement impact because the original cost of the acreage is not a significant percentage of the Company’s consolidated capitalized costs. The cash payment was collected during January 2011, pursuant to the agreement.

In January 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) guidance on oil and gas reserve estimation and disclosures. This guidance amends previous FASB guidance on oil and gas extractive activities to align the accounting requirements with the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements issued on December 31, 2008. In summary, the revisions in this guidance modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

•	An expanded definition of oil and gas producing activities to include nontraditional resources such as bitumen extracted from oil sands.

•	The use of an average of the first-day-of-the-month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically.

•	Amended definitions of key terms such as “reliable technology” and “reasonable certainty” which are used in estimating proved oil and gas reserve quantities.

•	A requirement for disclosing separate information about reserve quantities and financial statement amounts for geographical areas representing 15 percent or more of proved reserves.

•

Clarification that an entity’s equity investments must be considered in determining whether it has significant oil and gas activities and a requirement to disclose equity method investments in the same level of detail as is required for consolidated investments.

The new rules are considered a change in accounting principle that is inseparable from a change in accounting estimate, which does not require retroactive revision. This change in accounting principle has had a material effect on the Company’s oil and gas reserve estimates, supplemental disclosures, the calculation of DD&A and the full-cost ceiling test. At March 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $79.17 per barrel of oil and $4.12 per MMBtu of natural gas. At December 31, 2010, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $75.96 per barrel of oil and $4.38 per MMBtu of natural gas.

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. See Note 9 for further information.

Hedging Activities

The Company’s revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and affect operating results. The Company engages in hedging activities that primarily include the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. Costs and any benefits derived from the effective hedge portions of these activities are reflected in revenues from oil and gas production.

The Company follows the provisions of FASB guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption Commodity Derivatives is being used in the accompanying condensed consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative instruments entered into in 2011 and 2010 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying condensed consolidated balance sheet as a component of other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative income. Hedge ineffectiveness of actual monthly settlements is recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2011 and 2010, the amounts of other comprehensive income related to hedge transactions that settled and were recorded in the accompanying condensed consolidated statements of operations were $1.2 million and $4.4 million, respectively, net of tax effects. The Company anticipates the amount of other comprehensive loss related to hedge transactions that will settle during the next twelve months and be recorded in the 2011 and 2012 consolidated statements of operations will be $1.7 million, net of tax effects.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized at March 31, 2011 and December 31, 2010 were $18.8 million and $18.8 million, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying condensed consolidated statement of operations.

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2011	$23,352
Accretion expense	202
Additions	-
Settlement of ARO	-
Changes in ARO estimate	24

Balance of ARO as of March 31, 2011	$23,578

Operating Segments

The Company operates in one business segment – the exploration, development and sale of oil and gas.

Subsequent events

Management has reviewed subsequent events through the filing date.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”) which requires new disclosures and clarifies existing disclosures required under current fair value guidance. Under the new guidance, a reporting entity must 1) disclose separately gross transfers in and gross transfers out of Levels 1 and 2, and 2) include a separate presentation of purchases, sales, issuances and settlements rather than net presentation in the Level 3 reconciliation, if any. The ASU also amends required levels of disaggregation of asset classes and expands information required as to inputs and valuation techniques for recurring and non-recurring Level 2 and 3 measurements. With the exception of the disclosures in 2 above, the new disclosures became effective for interim and annual reporting periods beginning after December 15, 2009. Items in 2 above became effective in the first quarter of 2011. The change did not have a material effect on the Company.

3.	Fair Value Measurements

FASB guidance establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2011 and December 31, 2010, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	March 31, 2011	December 31, 2010
In thousands
Assets:
Fair value of commodity derivatives - current assets	$3,598	$9,377
Fair value of commodity derivatives - long-term assets	–	263

Total Assets	$3,598	$9,640

Liabilities:
Fair value of commodity derivatives - current liabilities	$(6,215)	$(1,973)
Fair value of commodity derivatives - long-term liabilities	(1,844)	(861)

Total Liabilities	$(8,059)	$(2,834)

4.	Accounts and Revenues Receivable

Accounts and revenues receivable at March 31, 2011 and December 31, 2010 were $29.6 million and $44.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $25.9 million was due from six companies and $19.7 million was due from five companies at March 31, 2011 and December 31, 2010, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at March 31, 2011 and December 31, 2010 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of March 31, 2011 and December 31, 2010. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

5.	Commodity Derivative Instruments and Hedging Activities

In order to manage the variability in cash flows associated with the sale of its oil and gas production, the Company has developed a strategy to combine the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty.

With respect to any collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor contract. Monthly settlements of these contracts are reflected in revenue from oil and gas production.

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were designated as hedges, the Company is required to record the changes in fair value of these transactions as Other Comprehensive Income in the accompanying condensed consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative income in the accompanying condensed consolidated statements of operations. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s hedging activities.

At March 31, 2011, a $4.5 million liability represents the fair value of the Company’s commodity derivatives. This $4.5 million is made up of $3.6 million in assets recorded in current assets and $8.1 million in liabilities recorded in current and long-term liabilities, with the net amount recorded as a net of tax deferred income item in accumulated other comprehensive income in the condensed consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $0.2 million for the three months ended March 31, 2011. At December 31, 2010, $6.8 million represented the fair value of the commodity derivatives. This $6.8 million was made up of $9.6 million in assets, which is recorded in current and long term assets and $2.8 million in liabilities recorded in current and long-term liabilities, with the net amount recorded as a net of tax deferred income item in accumulated other comprehensive income in the condensed consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $1.8 million for 2010.

For the three months ended March 31, 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $5.8 million. For the three months ended March 31, 2010, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $11.0 million.

As of March 31, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2011 and 2012:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
April 2011 - June 2011	Swap	100,000	$6.87

April 2011 - August 2011	Put	250,000	$6.50

April 2011 - May 2011	Swap	150,000	$6.50

April 2011 - December 2011	Swap	100,000	$6.24

April 2011 - October 2011	Swap	91,714	$4.60

April 2011 - October 2011	Swap	91,714	$4.80

July 2011 - December 2011	Swap	100,000	$6.33

January 2012 - February 2012	Swap	100,000	$6.24

January 2012 - February 2012	Swap	100,000	$6.33

March 2012 - December 2012	Put	153,000	$3.75

March 2012 - December 2012	Put	153,000	$5.00

March 2012 - December 2012	Call	153,000	$6.15

As of March 31, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2011 and 2012:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
April 2011 - December 2011	Swap	6,000	$86.76

April 2011 - December 2011	Swap	6,000	$85.70

April 2011 - December 2011	Swap	10,000	$85.25

April 2011 - December 2011	Swap	8,000	$88.20

April 2011 - December 2011	Swap	9,000	$85.50

January 2012 - March 2012	Swap	10,000	$89.00

January 2012 - March 2012	Swap	8,000	$88.24

January 2012 - March 2012	Swap	6,000	$86.80

January 2012 - December 2012	Put	3,660	$110.00

April 2012 - June 2012	Swap	6,000	$88.52

April 2012 - June 2012	Swap	6,000	$87.05

April 2012 - June 2012	Swap	5,000	$87.50

July 2012 - September 2012	Swap	12,000	$88.76

July 2012 - September 2012	Swap	5,000	$87.80

Additional information regarding derivatives can be referenced in Note 3, Fair Value Measurements.

6.	Debt

2015 Senior Secured Notes

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.50% (the “2015 Senior Secured Notes”) with a maturity date of October 1, 2015. The interest on the notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the revolving credit facility and intends to use the remainder of the proceeds for funding a portion of the planned capital expenditures for development and drilling during 2011. As of March 31, 2011, $150.0 million notional amount of the 2015 Senior Secured Notes was outstanding. The carrying amount of the 2015 Senior Secured Notes was $148.7 million as of March 31, 2011.

The 2015 Senior Secured Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility. The 2015 Senior Secured Notes and the guarantees are secured by a security interest in substantially all of our and our existing future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Amended Revolving Credit Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the notes is subordinated and junior to liens securing our Amended Revolving Credit Facility.

Amended Revolving Credit Facility

On September 24, 2010, an amendment to the Company’s Revolving Credit Facility established a new borrowing base of $62.5 million which was undrawn at March 31, 2011. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) in the amount of $3.5 million related to the construction of the Houston office building. The GECF note requires monthly installments of principal and interest in the amount of $27,000 until September 1, 2025. There are no covenant requirements under this note.

7.	Income Taxes

The Income tax provision for the three months ended March 31, 2011 was $2.7 million or an effective tax rate of 20.3%, compared to $6.6 million or an effective tax rate of 36.4% for the three months ended March 31, 2010. The difference in these rates for the three months ended March 31, 2011 and March 31, 2010 was principally due to a decrease in state and local income taxes. The Company’s state and local income tax rate as of March 31, 2011 decreased from 2010 as a result of having higher apportionment of its taxable income to states with lower statutory income tax rates.

8.	Shareholders’ Equity

During 2011, dividends were paid at $25.00 per share to shareholders of record as of March 1, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2010.

9.	Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $450,000 and $734,000 at March 31, 2011 and December 31, 2010, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $4.7 million and $4.5 million at March 31, 2011 and December 31, 2010, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

10.	Commitments and Contingencies

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

11.	Other Comprehensive Income

The Company had Other Comprehensive Income of $2.9 million and $17.6 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

12.	Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. During 2010, RAAM Global issued the 2015 Senior Secured Notes, described in Note 6, Debt. Each of RAAM Global’s wholly owned subsidiaries are guarantors of these notes. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2011 and 2010, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At March 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$36,823	$56,541	$21	$–	$93,385
Accounts receivable, net	–	11,894	–	(8,510)	3,384
Revenues receivable	–	26,191	913	(913)	26,191
Income taxes receivable	2,955	–	32	–	2,987
Commodity derivatives – current portion	–	3,598	–	–	3,598
Prepaid assets	159	3,783	–	–	3,942
Other current assets	1,508	2,494	–	–	4,002

Total current assets	41,445	104,501	966	(9,423)	137,489

Oil and gas properties (full-cost method):
Properties being amortized	92,541	923,723	13,175	–	1,029,439
Properties not subject to amortization	–	84,195	1,965	–	86,160

Less accumulated depreciation, depletion, and amortization	(39,097)	(627,851)	(3,597)	–	(670,545)

Net oil and gas properties	53,444	380,067	11,543	–	445,054

Other assets:
Other capitalized assets, net	6,670	653	–	–	7,323
Investment in affiliates	20,681	269,386	–	(290,067)	–
Equity investments	2,044	–	–	–	2,044
Other	4,654	230	–	–	4,884

Total other assets	34,049	270,269	–	(290,067)	14,251

Total assets	$128,938	$754,837	$12,509	$(299,490)	$596,794

Condensed Consolidating Balance Sheets

At March 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$398	$14,705	$8,611	$(8,510)	$15,204
Revenues payable	–	20,687	–	(912)	19,775
Current taxes payable	313	576	1	–	890
Advances from joint interest partners	–	2,443	–	–	2,443
Commodity derivatives - current portion	–	6,215	–	–	6,215
Asset retirement obligations - current portion	–	2,406	–	–	2,406
Long-term debt - current portion	112	–	–	–	112
Deferred income taxes – current portion	–	1,808	–	–	1,808

Total current liabilities	823	48,840	8,612	(9,422)	48,853

Other liabilities:
Commodity derivatives	–	1,844	–	–	1,844
Asset retirement obligations	872	20,146	154	–	21,172
Long-term debt	2,829	–	–	–	2,829
Senior secured notes	148,729	–	–	–	148,729
Deferred income taxes	5,198	82,868	1,035	–	89,101

Total other liabilities	157,628	104,858	1,189	–	263,675
Total liabilities	158,451	153,698	9,801	(9,422)	312,528

Noncontrolling interest	–	–	4,983	–	4,983

Shareholders’ equity:
Common stock	56,096	–	–	–	56,096
Treasury stock	(5,736)	–	–	–	(5,736)
Contributed capital - affiliates	122,547	167,521	–	(290,068)	–
Other comprehensive loss, net of taxes	–	(1,079)	–	–	(1,079)
Retained earnings (deficit)	(202,420)	434,697	(2,275)	–	230,002

Total shareholders’ equity	(29,513)	601,139	(2,275)	(290,068)	279,283

Total liabilities and shareholders’ equity	$128,938	$754,837	$12,509	$(299,490)	$596,794

Condensed Consolidating Balance Sheets

At December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$45,683	$35,320	$29	$–	$81,032
Accounts receivable, net	536	30,316	–	(8,440)	22,412
Revenues receivable	–	21,703	528	(528)	21,703
Income taxes receivable	2,955	–	–	–	2,955
Commodity derivatives – current portion	–	9,377	–	–	9,377
Prepaid assets	216	3,984	–	–	4,200
Other current assets	1,508	2,276	–	–	3,784

Total current assets	50,898	102,976	557	(8,968)	145,463

Oil and gas properties (full-cost method):
Properties being amortized	92,533	904,814	11,724	–	1,009,071
Properties not subject to amortization	–	79,219	2,437	–	81,656
Less accumulated depreciation, depletion, and amortization	(36,725)	(614,033)	(3,019)	–	(653,777)

Net oil and gas properties	55,808	370,000	11,142	–	436,950

Other assets:
Other capitalized assets, net	6,732	514	–	–	7,246
Commodity derivatives	–	263	–	–	263
Investment in affiliates	20,681	269,386	–	(290,067)	–
Equity investments	2,044	–	–	–	2,044
Other	4,987	333	–	–	5,320

Total other assets	34,444	270,496	–	(290,067)	14,873

Total assets	$141,150	$743,472	$11,699	$(299,035)	$597,286

Condensed Consolidating Balance Sheets

At December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,032	$18,554	$8,441	$(8,440)	$19,587
Revenues payable	–	18,362	–	(528)	17,834
Interest payable - senior secured notes	5,048	–	–	–	5,048
Current taxes payable	343	574	7	–	924
Commodity derivatives - current portion	–	1,973	–	–	1,973
Asset retirement obligations - current portion	–	2,406	–	–	2,406
Long-term debt – current portion	110	1,002	–	–	1,112
Deferred income taxes – current portion	–	1,810	–	–	1,810

Total current liabilities	6,533	44,681	8,448	(8,968)	50,694

Other liabilities:
Commodity derivatives	–	861	–	–	861
Asset retirement obligations	872	19,923	151	–	20,946
Long-term debt	2,860	–	–	–	2,860
Senior secured notes	148,681	–	–	–	148,681
Deferred income taxes	5,198	84,827	845	–	90,870

Total other liabilities	157,611	105,611	996	–	264,218
Total liabilities	164,144	150,292	9,444	(8,968)	314,912

Noncontrolling interest	–	–	2,467	–	2,467

Shareholders’ equity:
Common stock	56,096	–	–	–	56,096
Treasury stock	(5,736)	–	–	–	(5,736)
Contributed capital - affiliates	120,788	169,279	–	(290,067)	–
Other comprehensive income, net of taxes	–	5,977	–	–	5,977
Retained earnings (deficit)	(194,142)	417,924	(212)	–	223,570

Total shareholders’ equity	(22,994)	593,180	(212)	(290,067)	279,907

Total liabilities and shareholders’ equity	$141,150	$743,472	$11,699	$(299,035)	$597,286

Condensed Consolidating Statements of Operations

For the quarter ended March 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:
Gas sales	$142	$23,503	$670	$-	$24,315
Oil sales	210	20,322	626	-	21,158

Total revenues	352	43,825	1,296	-	45,473

Costs and expenses:
Production and delivery costs	119	7,243	100	-	7,462
Workover costs	-	429	3	-	432
Depreciation, depletion and amortization	2,452	14,107	580	-	17,139
General and administrative expenses	1,429	2,949	1	-	4,379
Derivative income	-	(247)	-	-	(247)

Total operating expense	4,000	24,481	684	-	29,165

Income from operations	(3,648)	19,344	612	-	16,308

Other income (expenses):
Interest expense, net	(3,318)	(81)	-	-	(3,399)
Other, net	186	8	-	-	194

Total other income (expenses)	(3,132)	(73)	-	-	(3,205)

Income (loss) before taxes	(6,780)	19,271	612	-	13,103

Income tax provision	-	2,497	158	-	2,655

Net income (loss) including noncontrolling interest	$(6,780)	$16,774	$454	$–	$10,448

Net income attributable to noncontrolling interest (net of tax)	-	-	454	-	454

Net income (loss) attributable to RAAM Global	$(6,780)	$16,774	$–	$–	$9,994

Condensed Consolidating Statements of Operations

For the quarter ended March 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:
Gas sales	$384	$33,802	$573	$-	$34,759
Oil sales	232	21,164	550	-	21,946

Total revenues	616	54,966	1,123	-	56,705

Costs and expenses:
Production and delivery costs	108	7,719	62	-	7,889
Workover costs	6	1,284	-	-	1,290
Depreciation, depletion and amortization	2,759	22,391	550	-	25,700
General and administrative expenses	833	2,305	-	-	3,138
Derivative income	-	(206)	-	-	(206)

Total operating expense	3,706	33,493	612	-	37,811

Income from operations	(3,090)	21,473	511	-	18,894

Other income (expenses):
Interest expense, net	(52)	(686)	-	-	(738)
Other, net	19	47	-	-	66

Total other income (expenses)	(33)	(639)	-	-	(672)

Income (loss) before taxes	(3,123)	20,834	511	-	18,222

Income tax provision	-	6,500	138	-	6,638

Net income (loss) including noncontrolling interest	$(3,123)	$14,334	$373	$–	$11,584

Net income attributable to noncontrolling interest (net of tax)	-	-	373	-	373

Net income (loss) attributable to RAAM Global	$(3,123)	$14,334	$–	$–	$11,211

Condensed Consolidating Statements of Cash Flows

For the quarter ended March 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated

Operating activities
Net income (loss) including noncontrolling interest	$(6,780)	$16,774	$454	$–	$10,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,784	14,210	580	–	17,574
Deferred income taxes	–	(1,960)	190	–	(1,770)
Changes in components of working capital:
Accounts and revenues receivable	536	1,006	(385)	–	1,157
Other current assets	57	(17)	–	–	40
Change in derivatives, net	–	4,211	–	–	4,211
Accounts payable and accrued liabilities	(634)	(3,896)	171	–	(4,359)
Current taxes payable	(30)	2	(39)	–	(67)
Interest payable on Senior Notes	(5,048)	–	–	–	(5,048)
Revenues payable	–	1,940	–	–	1,940

Net cash provided by (used in) operating activities	(9,115)	32,270	971	–	24,126

Investing activities
Change in investments between affiliates	1,759	(1,759)	–	–	–
Change in advances from joint interest partners	–	2,443	–	–	2,443
Additions to oil and gas properties and equipment	(23)	(24,115)	(979)	–	(25,117)
Proceeds from net sales of oil and gas properties	–	13,384	–	–	13,384

Net cash provided by (used in) investing activities	1,736	(10,047)	(979)	–	(9,290)

Financing activities
Payments on long-term borrowings	(29)	(1,002)	–	–	(1,031)
Payment of dividends	(1,500)	–	–	–	(1,500)
Other	48	–	–	–	48

Net cash used in financing activities	(1,481)	(1,002)	–	–	(2,483)

Increase (decrease) in cash and cash equivalents	(8,860)	21,221	(8)	–	12,353
Cash and cash equivalents, beginning of period	45,683	35,320	29	–	81,032

Cash and cash equivalents, end of period	$36,823	$56,541	$21	$–	$93,385

Condensed Consolidating Statements of Cash Flows

For the quarter ended March 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated

Operating activities
Net income (loss) including noncontrolling interest	$(3,123)	$14,334	$373	$–	$11,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,759	22,566	551	–	25,876
Deferred income taxes	–	10,233	165	–	10,398
Changes in components of working capital:
Accounts and revenues receivable	(49)	2,934	(282)	–	2,603
Insurance receivable	–	5,865	185	–	6,050
Income tax receivables	–	–	(28)	–	(28)
Other current assets	47	165	–	–	212
Change in derivatives, net	–	(4,101)	–	–	(4,101)
Accounts payable and accrued liabilities	(2,538)	(15,276)	506	–	(17,308)
Current taxes payable	–	(38)	–	–	(38)
Revenues payable	–	(643)	–	–	(643)

Net cash provided by (used in) operating activities	(2,904)	36,039	1,470	–	34,605

Investing activities
Change in investments between affiliates	3,971	(3,971)	–	–	–
Change in advances from joint interest partners	–	(935)	–	–	(935)
Additions to oil and gas properties and equipment	(48)	(14,044)	(1,474)	–	(15,566)

Net cash provided by (used in) investing activities	3,923	(18,950)	(1,474)	–	(16,501)

Financing activities
Payments on long-term borrowings	(27)	(1,040)	–	–	(1,067)
Deferred loan costs	–	304	–	–	304
Payment of dividends	(1,500)	–	–	–	(1,500)

Net cash used in financing activities	(1,527)	(736)	–	–	(2,263)

Increase (decrease) in cash and cash equivalents	(508)	16,353	(4)	–	15,841
Cash and cash equivalents, beginning of period	3,190	25,681	17	–	28,888

Cash and cash equivalents, end of period	$2,682	$42,034	$13	$–	$44,729

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Registration Statement filed with the SEC. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Item 1A of this report, along with “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are a privately held oil and natural gas exploration and production company engaged in the exploration, development, production and acquisition of oil and gas properties. Our operations are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, Oklahoma, California and New Mexico. We focus on the development of both conventional oil and gas plays and unconventional resource plays. Historically, we have successfully developed conventional oil and gas plays in the offshore Gulf of Mexico and onshore Texas and Louisiana. More recently, we have redirected our focus to the acquisition and development of acreage in the shallow oil, tight gas sand and oil shale plays throughout the United States. Since 2007, we have targeted unconventional plays, including tight gas and oil in shale in Oklahoma, California, and New Mexico and have obtained land positions in these plays.

Our assets create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities. Current development projects are focused on three main areas: shallow waters offshore, onshore conventional assets in Texas, Louisiana and Oklahoma, and unconventional assets in Oklahoma. We have selectively acquired and accumulated a portfolio of oil and gas leases in both oil and gas prone unconventional areas domestically. We plan to continue to augment our Gulf Coast production, increase our proved reserves and the reserve life of our portfolio through the development of these unconventional assets.

Our use of capital for exploration, development and acquisitions allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided a foothold in a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives. In addition, our willingness to acquire non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis.

At March 31, 2011 our estimated total proved oil and natural gas reserves were approximately 18.6 MMBoe, with estimated proved developed reserves of 9.7 MMBoe, or 52% of our total estimated proved reserves. Oil comprises approximately 61% of our total estimated proved reserves. For the three months ended March 31, 2011, daily production averaged 9,686 Boepd.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

The primary factors affecting our production levels are capital availability, the success of our drilling program and our inventory of drilling prospects. In addition, we face the challenge of natural production declines. As initial reservoir pressures are depleted, production from a given well decreases. We attempt to overcome this natural decline primarily through drilling our existing undeveloped reserves. Our future growth will depend on our ability to continue to add reserves in excess of production. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completing or connecting our new wells to gathering lines will negatively affect our production, which will have an adverse effect on our revenues and, as a result, cash flow from operations.

We focus our efforts on increasing oil and natural gas reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA. The following table contains financial and operational data for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31

	2011	2010
Average daily production:
Oil (Bbl per day)	2,520	3,386
Natural gas (Mcf per day)	42,995	48,321
Oil equivalents (Boe per day)	9,686	11,439

Average prices: (1)
Oil ($/Bbl)	$93.27	$72.02
Natural gas ($/Mcf)	$6.28	$7.99
Oil equivalents ($/Boe)	$52.16	$55.08

Production expense ($/Boe)	$8.56	$7.66
General and administrative expense ($/Boe)	$5.02	$3.05
EBITDA (2) (in thousands)	$33,224	$44,317
Net income (in thousands)	$9,994	$11,211

(1)	Average prices presented give effect to our hedging. Please see “— Oil and Gas Hedging” for a discussion of our hedging activities.

(2)

EBITDA as used herein represents net income before interest expense, income taxes, depreciation, depletion and amortization. We present EBITDA because some investors believe it is an important supplemental measure of our performance, frequently used in evaluating companies in our industry. EBITDA is not a measurement of our financial performance under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to EBITDA for the periods indicated.

	Three Months Ended March 31

	2011	2010
In thousands
Net income	$9,994	$11,211
Interest expense	3,436	768
Depreciation, depletion and amortization	17,139	25,700
Income taxes	2,655	6,638

EBITDA	$33,224	$44,317

Results of Operations

The following table sets forth the unaudited results of operations for the three months ended March 31, 2011 and 2010 in thousands.

	Three Months Ended March 31

	2011	2010
Revenues:
Gas sales	$24,315	$34,759
Oil sales	21,158	21,946

Total revenues	45,473	56,705
Costs and expenses:
Production and delivery costs	7,462	7,889
Workover costs	432	1,290
Depreciation, depletion and amortization	17,139	25,700
General and administrative expenses	4,379	3,138
Derivative income	(247)	(206)

Total operating expense	29,165	37,811

Income from operations	16,308	18,894
Other income (expenses):
Interest expense, net	(3,399)	(738)
Other, net	194	66

Total other income (expenses):	(3,205)	(672)

Income before taxes	13,103	18,222
Income tax provision	2,655	6,638

Net income including noncontrolling interest	$10,448	$11,584

Net income attributable to noncontrolling interest (net of tax)	454	373

Net income attributable to RAAM Global	$9,994	$11,211

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended March 31, 2011 decreased to 0.9 MMBoe from 1.0 MMBoe for the three months ended March 31, 2010. The decrease in production during the period was mainly due to pipeline shut-ins at the Breton Sound 53 field. Other decreases were due to normal production declines.

Total revenues. Total revenues for the three months ended March 31, 2011 decreased to $45.5 million from $56.7 million for the three months ended March 31, 2010. The decrease in revenue was mainly attributable to lower production and lower gas prices. The average sales price for the three months ended March 31, 2011 was $52.16 per Boe as compared to $55.08 per Boe for the three months ended March 31, 2010.

Operating costs and expenses

Production and delivery costs. Production and delivery costs decreased to $7.5 million, or $8.56 per Boe, for the three months ended March 31, 2011, down from $7.9 million, or $7.66 per Boe, for the comparable period in 2010. The slight decrease in production and delivery costs is primarily attributable to the timing of repairs and maintenance and certain third party pipeline shut-ins.

Workover costs. Our workover costs for the three months ended March 31, 2011 decreased to $0.4 million, or $0.50 per Boe, from $1.3 million in the comparable period of 2010, or $1.25 per Boe. The decrease in workover costs from the comparable period in 2010 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended March 31, 2011 decreased to $17.1 million from $25.7 million in the comparable period in 2010. The decrease in depreciation, depletion, and amortization was caused primarily by a lower amount of amortizable oil and gas properties to deplete in the quarter ended March 31, 2011 and a lower of amount of revenues for the period.

General and administrative expenses. General and administrative expense increased to $4.4 million during the three months ended March 31, 2011, from $3.1 million in the comparable period in 2010. The increase in general and administrative expense resulted principally from higher salaries due to the hiring of Denver office employees and the use of more specialized consultant costs on technical projects during the 2011 period than during the 2010 period.

Interest expense. Net interest expense increased to $3.4 million for the three months ended March 31, 2011, from $0.8 million for the three months ended March 31, 2010 due to higher balances and interest rates associated with the outstanding debt during the 2011 period. Debt balances averaged $150.0 million during the three months ended March 31, 2011 and $110.0 million during the three months ended March 31, 2010. Interest rates averaged 12.50% during the three months ended March 31, 2011 and 3.32% during the three months ended March 31, 2010.

Income tax provision. For the three months ended March 31, 2011, the Company recorded income tax expense of $2.7 million as compared to income tax expense of $6.6 million for the three months ended March 31, 2010. Income tax expense recognized was based on an effective tax rate calculation of 20.3% at March 31, 2011 and 36.4% at March 31, 2010. Our effective tax rate differs from the statutory federal income tax rate primarily because of state and local income taxes. The Company’s state and local income tax rate as of March 31, 2011 decreased from 2010 as a result of having higher apportionment of its taxable income in states with lower statutory income tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from shareholders, borrowings under our revolving credit facility, debt financings and cash flows from operations. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

The Company spent approximately $25 million on capital expenditures during the first three months of 2011. We anticipate spending an additional $165 million on capital expenditures during the remainder of 2011. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

Our total 2011 capital expenditure budget is approximately $190 million, of which approximately $25 million was expended in the first quarter of 2011. The remaining capital budget of $165 million consists of:

•	$26 million for geological and geophysical costs, including leasing;

•	$49 million for Louisiana state water drilling and development;

•	$39 million for onshore conventional drilling and development;

•	$25 million for Oklahoma, New Mexico and California drilling and development;

•	$11 million for recompletions and platform upgrades; and

•	$15 million for plugging and abandonment costs.

While we have budgeted $165 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2011 capital budget has been funded from debt financing and our cash flows from operations. We believe our bond proceeds and cash flows from operations should be more than sufficient to fund the remainder of our 2011 capital expenditure budget.

As of March 31, 2011 we had no indebtedness outstanding under our revolving credit facility (the “Amended Revolving Credit Facility”) and $150 million in 2015 Senior Secured Notes outstanding.

We expect that in the future our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. Please see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

We actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31

	2011	2010
In thousands
Net cash provided by operating activities	$24,126	$34,605
Net cash used in investing activities	(9,290)	(16,501)
Net cash used in financing activities	(2,483)	(2,263)

Net increase in cash and cash equivalents	$12,353	$15,841

Cash flows provided by operating activities

Operating activities provided cash totaling $24.1 million during the three months ended March 31, 2011 as compared to cash provided by operations of $34.6 million during the three months ended March 31, 2010. The decline in operating cash flows during the three months ended March 31, 2011 was principally attributable to lower net income during the period and the payment of interest on our Senior Notes.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

Cash flows used in investing activities

Investing activities used cash totaling $9.3 million during the three months ended March 31, 2011 as compared to cash used in investing of $16.5 million during the comparable period in 2010. Cash used in investing activities during the first quarter of 2011 decreased as compared to the same period of 2010 primarily because of the proceeds received from a sale of property which more than offset the increase in amounts spent on capital expenditures. Capital expenditures have increased during the first quarter of 2011, due to the Company implementing an active drilling program for its prospects onshore Texas.

Our capital expenditures for drilling, development and acquisition costs for the three months ended March 31, 2011 and 2010 are summarized in the following table (in thousands):

	Three Months Ended March 31

	2011	2010
Project Area
Federal	$2,386	$5,294
Shallow State Waters	4,551	3,421
Onshore Texas, Louisiana and Mississippi	14,014	4,814
Oklahoma and Mid-Continent	4,166	2,037

Total	$25,117	$15,566

Cash flows used in financing activities

Financing activities used cash totaling $2.5 million during the three months ended March 31, 2011 as compared to cash used by financing activities of $2.3 million during the comparable period in 2010. Cash flows used in financing activities during the first three months of 2011 and 2010 related primarily to payments on the Company’s insurance premium note payable and the payment of dividends.

Off-Balance Sheet Arrangements

As of March 31, 2011 the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Oil and Gas Hedging

As part of our risk management program, we hedge a portion of our anticipated oil and gas production to reduce our exposure to fluctuations in oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. All of our hedging transactions are settled based upon reported settlement prices on the NYMEX.

At March 31, 2011, on a BOE basis, commodity derivative instruments were in place covering approximately 48% of our projected oil and natural gas sales through 2011 and 23% of our projected oil and natural gas sales for 2012. Approximately 44% of the Company’s remaining 2011 gas production, approximately 20% of the Company’s 2012 gas production, approximately 56% of the Company’s remaining 2011 oil production and approximately 29% of the Company’s 2012 oil production will yield minimum prices under the swap contracts as discussed in “Notes to Unaudited Condensed Consolidated Financial Statements–Note 5”. Future oil and gas sales prices on other production will fluctuate according to market conditions. In addition, the results of the Company’s planned drilling and development efforts, as well as other changes in costs, expenses and oil and gas production rates, cannot be predicted with certainty. These and many other variables will affect the cash flows available to the Company for future capital expenditures and for debt repayments. Management projects it will have funds available (primarily from its $150 million Senior Secured Notes, its cash flows generated from operations, available borrowings under the Credit Agreement and infusion of new equity) to conduct its planned exploration and development program, but it will have to adjust the amount and timing of future expenditures as the availability of funds changes.

As of March 31, 2011, we had entered into the following oil derivative instruments:

	NYMEX Contract Price

	Total Futures		Total Options

	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Floor

Period
2011 (1)	39,000	$86.21	–	$-
2012 (2)	14,500	$88.14	3,660	$110.00

(1) Average hedged volume is calculated for the remainder of the 2011 year.

(2) The Company currently does not have any volumes hedged for futures in the fourth quarter of 2012. The calculation of average hedged volumes is for the full year of 2012.

As of March 31, 2011, we had entered into the following natural gas derivative instruments:

	NYMEX Contract Price

	Total Futures		Total Options

	Volume in Mbtu/Mo	Weighted Average Fixed Price	Volume in Mbtu/Mo	Floor

Period
2011 (1)	376,000	$5.75	138,889	$6.50
2012	160,833	$5.27	–	$-

(1) Average hedged volume is calculated for the remainder of the 2011 year.

Each of these transactions were designated as cash flow hedges. Please see “Notes to Unaudited Condensed Consolidated Financial Statements–Note 2” included in Part I, Item 1 for additional discussion regarding the accounting applicable to our hedging program.

Senior Secured Notes

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.50% (the “2015 Senior Secured Notes”) with a maturity date of October 1, 2015. The interest on the notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the revolving credit facility and intends to use the remainder of the proceeds for funding a portion of the planned capital expenditures for development and drilling during 2011. As of March 31, 2011, $150.0 million notional amount of the 2015 Senior Secured Notes was outstanding. The carrying amount of the 2015 Senior Secured Notes was $148.7 million as of March 31, 2011.

The 2015 Senior Secured Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility. The 2015 Senior Secured Notes and the guarantees are secured by a security interest in substantially all of our and our existing future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Amended Revolving Credit Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the notes is subordinated and junior to liens securing our Amended Revolving Credit Facility.

Amended Revolving Credit Facility

Effective as of September 24, 2010, we entered into an amended revolving credit facility (the “Amended Revolving Credit Facility”). Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. are the borrowers under our Amended Revolving Credit Facility and the Company, Century Exploration Resources, Inc., Sita Energy LLC and Windstar Energy, LLC guarantee their obligations thereunder. Our Amended Revolving Credit Facility provides for a revolving line of credit in an aggregate principal amount of up to $62.5 million. Loans under the Amended Revolving Credit Facility are denominated in U.S. dollars. Union Bank, N.A. acts as administrative agent and collateral agent for the revolving credit facilities. The Amended Revolving Credit Facility has a two-year maturity.

Borrowings under our Amended Revolving Credit Facility are limited to a borrowing base calculated based on our proved reserves. Borrowings bear interest at a floating rate equal to either the prime rate of interest in effect from time to time (plus a certain percentage in certain circumstances) or LIBOR plus a certain percentage based on the amount of availability under our Amended Revolving Credit Facility. As of March 31, 2011, the Company had no borrowings outstanding under the credit facility.

Our obligations under the Amended Revolving Credit Facility are secured by a lien on substantially all of our and our subsidiaries’ current and fixed assets (subject to certain exceptions).

Critical Accounting Policies and Estimates

This Quarterly Report on Form 10-Q has been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.

There have been no changes to our critical accounting policies from those disclosed in our Registration Statement on Form S-4 (File No. 333-172897) filed with the SEC on March 17, 2011.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”) which requires new disclosures and clarifies existing disclosures required under current fair value guidance. Under the new guidance, a reporting entity must 1) disclose separately gross transfers in and gross transfers out of Levels 1 and 2, and 2) include separate presentation of purchases, sales, issuances and settlements rather than net presentation in the Level 3 reconciliation, if any. The ASU also amends required levels of disaggregation of asset classes and expands information required as to inputs and valuation techniques for recurring and non-recurring Level 2 and 3 measurements. With the exception of the disclosures in 2 above, the new disclosures became effective for interim an annual reporting periods beginning after December 15, 2009. Items in 2 above became effective in the first quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the three months ended March 31, 2011, our annual revenue would increase or decrease by approximately $9.2 million for each $10.00 per barrel change in crude oil prices and $16.5 million for each $1.00 per MMBtu change in natural gas prices.

To partially reduce price risk caused by these market fluctuations, we hedge a portion of our anticipated crude oil and natural gas production as part of our risk management program. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty.

At March 31, 2011 and December 31, 2010, the fair value of our commodity derivatives were an approximately $4.5 million net liability and an approximately $6.8 million net asset, respectively, which were recorded as current and long-term assets, as current and long-term liabilities, respectively, and as a net of tax deferred income item in accumulated other comprehensive income in the condensed consolidated balance sheets less hedge ineffectiveness. Hedge ineffectiveness was $0.2 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company realized net increases in oil and gas revenues related to hedging transactions of approximately $5.8 million and $11.0 million, respectively. A 10% increase or decrease in the prices used in the valuation would have increased the asset by $2.7 million or reduced the asset by $11.7 million, respectively, for the three months ended March 31, 2011.

For a further discussion of our hedging activities including a list of the commodity derivatives held by the Company, please see “Notes to Unaudited Condensed Consolidated Financial Statements — Note 5, Commodity Derivative Instruments and Hedging Activities” included in this report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($2.8 million at March 31, 2011) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($26.2 million in receivables at March 31, 2011). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. No debt was outstanding under the Amended Revolving Credit Facility at March 31, 2011. The majority of our long-term debt obligations consist of the outstanding senior notes, which have a fixed interest rate; therefore, we are not exposed to interest rate risk through these notes and our overall interest rate risk exposure is low. For additional information regarding our Amended Revolving Credit Facility, see Part I, Item 2 “Management’s Discussion and Analysis Financial Condition and Results of Operations—Amended Revolving Credit Facility.” We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows for the period in which the resolution occurs.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors included in our registration statement on Form S-4 (File No. 333-172897) filed with the SEC on March 17, 2011. You should carefully consider each of the risks described in our Form S-4, together with all of the other information contained in the Form S-4 and this report, including our unaudited condensed consolidated financial statements and related notes. You should also consider the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements.” These risks are not the only risks facing us or that may materially adversely affect our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Item 6. Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.1	Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.2	Registration Rights Agreement dated as of September 24, 2010, among RAAM Global Energy Company, the Guarantor parties named therein and the Initial Purchasers named therein (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.3	Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (incorporated by reference from Exhibit 4.3 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.4	Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated March 4, 2011, by and among Century Exploration New Orleans, Inc., Century Exploration Houston, Inc., Union Bank, N.A., individually and as administrative agent, and the lenders party to the Third Amended and Restated Credit Agreement, dated September 4, 2009 (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.2†	Employment Agreement, dated January 1, 2011, between RAAM Global Energy Company and Howard A. Settle (incorporated by reference from Exhibit 10.7 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.3†	Employment Agreement, dated January 1, 2011, between Century Exploration Resources, Inc. and Jonathan B. Rudney (incorporated by reference from Exhibit 10.8 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.4†	Employment Agreement, dated January 1, 2011, between Century Exploration Houston, Inc. and Wayne L. Adams (incorporated by reference from Exhibit 10.9 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.5	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended .

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended .

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

May 13, 2011	By: RAAM Global Energy Company

	By:	/s/ Jeffrey Craycraft

Jeffrey Craycraft
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.1	Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.2	Registration Rights Agreement dated as of September 24, 2010, among RAAM Global Energy Company, the Guarantor parties named therein and the Initial Purchasers named therein (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.3	Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (incorporated by reference from Exhibit 4.3 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

4.4	Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated March 4, 2011, by and among Century Exploration New Orleans, Inc., Century Exploration Houston, Inc., Union Bank, N.A., individually and as administrative agent, and the lenders party to the Third Amended and Restated Credit Agreement, dated September 4, 2009 (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.2†	Employment Agreement, dated January 1, 2011, between RAAM Global Energy Company and Howard A. Settle (incorporated by reference from Exhibit 10.7 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.3†	Employment Agreement, dated January 1, 2011, between Century Exploration Resources, Inc. and Jonathan B. Rudney (incorporated by reference from Exhibit 10.8 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.4†	Employment Agreement, dated January 1, 2011, between Century Exploration Houston, Inc. and Wayne L. Adams (incorporated by reference from Exhibit 10.9 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.5	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended .

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended .

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement