Form 10-Q
period 2011-06-30
RAAM Global Energy Co
filed 2011-08-12
CIK 1511139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO                    .

Commission File No. 333-172897

RAAM Global Energy Company

(Exact name of registrant as specified in its charter)

Delaware	20-0412973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1537 Bull Lea Rd., Suite 200 Lexington, Kentucky	40511
(Address of principal executive offices)	(Zip Code)

(859) 253-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of August 10, 2011, there were 60,000 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	June 30, 2011	December 31, 2010

Assets

Current assets:

Cash and cash equivalents	$71,221	$81,032

Accounts receivable, net of $1,005 and $235 provision for bad debts in 2011 and 2010, respectively	3,204	22,412

Revenues receivable	28,741	21,703

Income taxes receivable	2,987	2,955

Commodity derivatives – current portion	2,669	9,377

Prepaid assets	10,150	4,200

Other current assets	3,900	3,784

Total current assets	122,872	145,463

Oil and gas properties (full-cost method):

Properties being amortized	1,065,479	1,009,071

Properties not subject to amortization	95,640	81,656

Less accumulated depreciation, depletion, and amortization	(684,113)	(653,777)

Net oil and gas properties	477,006	436,950

Other assets:

Other capitalized assets, net	7,249	7,246

Commodity derivatives	611	263

Equity investments	2,044	2,044

Other	18,449	5,320

Total other assets	28,353	14,873

Total assets	$628,231	$597,286

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	June 30, 2011	December 31, 2010

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$14,074	$19,587

Revenues payable	26,320	17,834

Interest payable - senior secured notes	4,688	5,048

Current taxes payable	614	924

Advances from joint interest partners	909	–

Commodity derivatives - current portion	2,479	1,973

Asset retirement obligations - current portion	2,406	2,406

Long-term debt – current portion	6,390	1,112

Deferred income taxes – current portion	797	1,810

Total current liabilities	58,677	50,694

Other liabilities:

Commodity derivatives	610	861

Asset retirement obligations	22,342	20,946

Long-term debt	2,787	2,860

Senior secured notes	148,781	148,681

Deferred income taxes	99,102	90,870

Total other liabilities	273,622	264,218

Total liabilities	332,299	314,912

Commitments and contingencies (see Note 10)

Noncontrolling interest	20,956	2,467

Shareholders’ equity :

Common stock, no par value, 380,000 shares authorized, 60,000 issued and outstanding in 2011 and 2010, respectively	56,096	56,096

Treasury stock, 5,166 shares in 2011 and 2010	(5,736)	(5,736)

Accumulated other comprehensive income, net of taxes	1,593	5,977

Retained earnings	223,023	223,570

Total shareholders’ equity	274,976	279,907

Total liabilities and shareholders’ equity	$628,231	$597,286

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010
Revenues:

Gas sales	$ 25,110	$33,828	$49,424	$68,587

Oil sales	25,747	21,052	46,906	42,998

Total revenues	50,857	54,880	96,330	111,585

Costs and expenses:

Production and delivery costs	8,890	6,923	16,352	14,811

Workover costs	786	777	1,218	2,067

Depreciation, depletion and amortization	13,927	13,842	31,066	39,542

General and administrative expenses	3,966	3,253	8,345	6,391

Bad debt expense	770	–	770	–

Derivative (income) expense	(292)	515	(539)	309

Total operating expense	28,047	25,310	57,212	63,120

Income from operations	22,810	29,570	39,118	48,465

Other income (expenses):

Interest expense, net	(2,949)	(900)	(6,348)	(1,638)

Other, net	(13)	470	181	536

Total other income (expenses):	(2,962)	(430)	(6,167)	(1,102)

Income before taxes	19,848	29,140	32,951	47,363

Income tax provision	9,354	10,541	12,010	17,214

Net income including noncontrolling interest	$ 10,494	$18,599	$20,941	$30,149

Net income attributable to noncontrolling interest (net of tax)	1,022	573	1,476	946

Net income attributable to RAAM Global	$ 9,472	$18,026	$19,465	$29,203

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30
	2011	2010
Operating activities
Net income including noncontrolling interest	$20,941	$30,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,936	39,894
Deferred income taxes	7,219	4,739
Loss on disposal of inventory and properties	20	–
Changes in components of working capital:
Accounts and revenues receivable	12,171	6,493
Insurance receivable	–	6,050
Income tax receivables	–	(3,880)
Other current assets	(6,085)	(6,829)
Change in derivatives, net	2,230	2,603
Accounts payable and accrued liabilities	(4,520)	(20,613)
Current taxes payable	(343)	(314)
Interest payable on Senior Notes	(361)	–
Revenues payable	8,486	(1,187)

Net cash provided by operating activities	71,694	57,105

Investing activities
Change in investments	–	149
Change in advances from joint interest partners	909	(991)
Payment of prepaid drilling expenses	(14,000)	–
Additions to oil and gas properties and equipment	(72,845)	(28,972)
Proceeds from net sales of oil and gas properties	2,125	–

Net cash used in investing activities	(83,811)	(29,814)

Financing activities
Proceeds from long-term borrowings	8,037	8,874
Payments on long-term borrowings	(2,832)	(12,055)
Deferred loan costs	–	304
Payment of dividends	(3,000)	(3,000)
Other	101	–

Net cash provided by (used in) financing activities	2,306	(5,877)

(Decrease) increase in cash and cash equivalents	(9,811)	21,414
Cash and cash equivalents, beginning of period	81,032	28,888

Cash and cash equivalents, end of period	$71,221	$50,302

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company’s most significant financial estimates are based on remaining proved oil and gas reserves.

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.3 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and these costs amounted to $2.5 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $95.6 million and $81.7 million at June 30, 2011 and December 31, 2010, respectively. The Company believes that the unevaluated properties at June 30, 2011 will be substantially evaluated during 2011, 2012 and 2013, and the costs will begin to be amortized at that time. The Company capitalized interest of $2.2 million and $0.3 million during the three months ended June 30, 2011 and 2010, respectively, related to significant properties not subject to amortization. The Company capitalized interest of $4.0 million and $0.4 million during the six months ended June 30, 2011 and 2010, respectively, related to significant properties not subject to amortization.

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

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The final sales price amounted to $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheet at June 30, 2011. Under the full cost accounting method, the transaction is recorded as a reduction to net oil and gas properties with no income statement impact because the original cost of the acreage is not a significant percentage of the Company’s consolidated capitalized costs. The cash payment was collected during May 2011.

During the second quarter of 2011, the Company entered into an agreement with an unrelated third party to acquire a 40% working interest in drilling activities in Oklahoma. The Company prepaid $14 million in drilling expenses for this program. This prepayment is recorded in Other, in the Other assets section of the condensed consolidated balance sheet. The third party we have entered into the agreement with will send the Company joint interest billing information on a periodic basis reflecting the amount of our prepayment that has been utilized for drilling activities. Based on this information, the prepayment will be reduced by the amount of utilization and be transferred from Other into Oil and gas properties.

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

The new rules are considered a change in accounting principle that is inseparable from a change in accounting estimate, which does not require retroactive revision. This change in accounting principle has had a material effect on the consistency of the Company’s oil and gas reserve estimates, supplemental disclosures, the calculation of DD&A and the full-cost ceiling test. At June 30, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $88.44 per barrel of oil and $4.19 per MMBtu of natural gas. At December 31, 2010, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $75.96 per barrel of oil and $4.38 per MMBtu of natural gas.

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

The Company follows the provisions of FASB guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption Commodity Derivatives is being used in the accompanying condensed consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative instruments entered into in 2011 and 2010 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying condensed consolidated balance sheet as a component of other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative income. Hedge ineffectiveness of actual monthly settlements is recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying condensed consolidated statement of operations. During the three months ended June 30, 2011 and 2010, the amounts of other comprehensive income related to hedge transactions that settled and were recorded in the accompanying condensed consolidated statements of operations were $1.8 million and $7.4 million, respectively, net of tax effects. During the six months ended June 30, 2011 and 2010, the amounts of other comprehensive income (loss) related to hedge transactions that settled and were recorded in the accompanying condensed consolidated statements of operations were a loss of $4.7 million and income of $4.1 million, respectively, net of tax effects. The Company anticipates the amount of other comprehensive loss related to hedge transactions that will settle during the next twelve months and be recorded in the 2011 and 2012 consolidated statements of operations will be $124,000, net of tax effects.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in Oil and gas properties being amortized at June 30, 2011 and December 31, 2010 were $19.7 million and $18.8 million, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying condensed consolidated statement of operations.

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2011	$ 23,352
Accretion expense	404
Additions	968
Settlement of ARO	-
Changes in ARO estimate	24

Balance of ARO as of June 30, 2011	$ 24,748

Operating Segments

The Company operates in one business segment – the exploration, development and sale of oil and gas.

Subsequent events

Management has reviewed subsequent events through the filing date. See Note 13 for additional information regarding a subsequent event.

New Accounting Pronouncements

ASU Number 2011-5 was issued in June 2011, amending Topic 220 - Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At June 30, 2011 and December 31, 2010, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	June 30, 2011	December 31, 2010
In thousands
Assets:
Fair value of commodity derivatives - current assets	$2,669	$9,377
Fair value of commodity derivatives - long-term assets	611	263

Total Assets	$3,280	$9,640

Liabilities:
Fair value of commodity derivatives - current liabilities	$(2,479)	$(1,973)
Fair value of commodity derivatives - long-term liabilities	(610)	(861)

Total Liabilities	$(3,089)	$(2,834)

4.	Accounts and Revenues Receivable

Accounts and revenues receivable at June 30, 2011 and December 31, 2010 were $31.9 million and $44.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $28.2 million was due from six companies and $19.7 million was due from five companies at June 30, 2011 and December 31, 2010, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at June 30, 2011 and December 31, 2010 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of June 30, 2011 and December 31, 2010. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were designated as hedges, the Company is required to record the changes in fair value of these transactions as Other Comprehensive Income in the accompanying condensed consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative (income) expense in the accompanying condensed consolidated statements of operations. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s hedging activities.

For the three and six months ended June 30, 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $939,000 and $6.7 million, respectively. For the three and six months ended June 30, 2010, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $14.8 million and $25.9 million, respectively. Hedge ineffectiveness was $(436,000) and $(231,000) for the three and six months ended June 30, 2011, respectively. Hedge ineffectiveness was $1.8 million for 2010.

As of June 30, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2011, 2012 and 2013:

		Volume in	NYMEX

	Contract	MMBtus/	Strike

Remaining Contract Term	Type	Month	Price

July 2011 - August 2011	Put	250,000	$ 6.50

July 2011 - December 2011	Swap	100,000	$ 6.24

July 2011 - October 2011	Swap	92,250	$ 4.60

July 2011 - October 2011	Swap	92,250	$ 4.80

July 2011 - October 2011	Swap	153,750	$ 4.50

July 2011 - December 2011	Swap	100,000	$ 6.33

November 2011 - December 2011	Swap	91,500	$ 4.85

November 2011 - December 2011	Swap	91,500	$ 4.85

November 2011 - February 2012	Call	151,250	$ 5.60

November 2011 - February 2012	Put	151,250	$ 5.00

November 2011 - February 2012	Put	151,250	$ 4.00

January 2012 - February 2012	Swap	100,000	$ 6.24

January 2012 - February 2012	Swap	100,000	$ 6.33

January 2012 - December 2012	Swap	61,000	$ 5.05

January 2012 - December 2012	Swap	61,000	$ 5.00

March 2012 - December 2012	Put	153,000	$ 3.75

March 2012 - December 2012	Put	153,000	$ 5.00

March 2012 - December 2012	Call	153,000	$ 6.15

January 2013 - December 2013	Swap	152,083	$ 5.40

As of June 30, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2011 and 2012:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
July 2011 - December 2011	Swap	6,000	$86.76

July 2011 - December 2011	Swap	6,000	$85.70

July 2011 - December 2011	Swap	10,000	$85.25

July 2011 - December 2011	Swap	8,000	$88.20

July 2011 - December 2011	Swap	9,000	$85.50

January 2012 - March 2012	Swap	10,000	$89.00

January 2012 - March 2012	Swap	8,000	$88.24

January 2012 - March 2012	Swap	6,000	$86.80

January 2012 - December 2012	Put	3,660	$110.00

April 2012 - June 2012	Swap	6,000	$88.52

April 2012 - June 2012	Swap	6,000	$87.05

April 2012 - June 2012	Swap	5,000	$87.50

July 2012 - September 2012	Swap	12,000	$88.76

July 2012 - September 2012	Swap	5,000	$87.80

Additional information regarding derivatives can be referenced in Note 3, Fair Value Measurements.

6.	Debt

2015 Senior Secured Notes

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.50% (the “2015 Senior Secured Notes”) with a maturity date of October 1, 2015. The interest on the notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the revolving credit facility and intends to use the remainder of the proceeds for funding a portion of the planned capital expenditures for development and drilling during 2011. As of June 30, 2011, $150.0 million notional amount of the 2015 Senior Secured Notes was outstanding. The carrying amount of the 2015 Senior Secured Notes was $148.8 million as of June 30, 2011.

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

Amended Revolving Credit Facility

On September 24, 2010, an amendment to the Company’s Revolving Credit Facility established a new borrowing base of $62.5 million which was undrawn at June 30, 2011. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) with a balance of $2.9 million at June 30, 2011 related to the construction of the Houston office building. The GECF note requires monthly installments of principal and interest in the amount of $27,000 until September 1, 2025. There are no covenant requirements under this note.

Finance Agreement

During May 2011, the Company entered into an agreement to finance the premiums for its annual insurance policies with Imperial Credit Corporation. The finance agreement requires monthly installments of principal and interest in the amount of $0.9 million until February 1, 2012. There are no covenant requirements under this agreement.

7.	Income Taxes

The Income tax provision for the three months ended June 30, 2011 was $9.4 million or an effective tax rate of 47.1%, compared to $10.5 million or an effective tax rate of 36.2% for the three months ended June 30, 2010. The Income tax provision for the six months ended June 30, 2011 was $12.0 million or an effective tax rate of 36.4%, compared to $17.2 million or an effective tax rate of 36.3% for the six months ended June 30, 2010. The difference in these rates for the three months ended June 30, 2011 and June 30, 2010 was primarily due to changes in the expected annual financial results, which affected both the federal and state annualized tax rates.

8.	Shareholders’ Equity

During 2011, dividends were paid at $25.00 per share to shareholders of record as of March 1, 2011 and June 15, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2010 and June 15, 2010.

9.	Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $912,000 and $734,000 at June 30, 2011 and December 31, 2010, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $7.2 million and $4.5 million at June 30, 2011 and December 31, 2010, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

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

The Company had Other comprehensive income of $12.1 million and $7.3 million for the three months ended June 30, 2011 and 2010, respectively. The Company had Other comprehensive income of $15.1 million and $24.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

The following tables present condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and six months ended June 30, 2011 and 2010 and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At June 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Assets

Current assets:

Cash and cash equivalents	$35,931	$35,272	$18	$–	$71,221

Receivables, net	2,955	40,311	245	(8,579)	34,932

Commodity derivatives – current portion	–	2,669	–	–	2,669

Prepaids and other current assets	1,614	12,436	–	–	14,050

Total current assets	40,500	90,688	263	(8,579)	122,872

Net oil and gas properties	51,823	411,530	13,653	–	477,006

Total other assets	33,678	284,742	–	(290,067)	28,353

Total assets	$126,001	$786,960	$13,916	$(298,646)	$628,231

Liabilities and shareholders’ equity

Current liabilities:

Payables and accrued liabilities	$5,809	$39,939	$8,527	$(8,579)	$45,696

Advances from joint interest partners	–	909	–	–	909

Commodity derivatives - current portion	–	2,479	–	–	2,479

Asset retirement obligations - current portion	–	2,406	–	–	2,406

Long-term debt – current portion	124	6,266	–	–	6,390

Deferred income taxes – current portion	–	797	–	–	797

Total current liabilities	5,933	52,796	8,527	(8,579)	58,677

Other liabilities:

Commodity derivatives	–	610	–	–	610

Asset retirement obligations	874	21,220	248	–	22,342

Long-term debt	2,787	–	–	–	2,787

Senior secured notes	148,781	–	–	–	148,781

Deferred income taxes	5,198	92,493	1,411	–	99,102

Total other liabilities	157,640	114,323	1,659	–	273,622

Total liabilities	163,573	167,119	10,186	(8,579)	332,299

Noncontrolling interest	–	–	20,956	–	20,956

Total shareholders’ equity	(37,572)	619,841	(17,226)	(290,067)	274,976

Total liabilities and shareholders’ equity	$126,001	$786,960	$13,916	$(298,646)	$628,231

Condensed Consolidating Balance Sheets

At December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Assets

Current assets:

Cash and cash equivalents	$45,683	$35,320	$29	$–	$81,032

Receivables, net	3,491	52,019	528	(8,968)	47,070

Commodity derivatives – current portion	–	9,377	–	–	9,377

Prepaids and other current assets	1,724	6,260	–	–	7,984

Total current assets	50,898	102,976	557	(8,968)	145,463

Net oil and gas properties	55,808	370,000	11,142	–	436,950

Total other assets	34,444	270,496	–	(290,067)	14,873

Total assets	$141,150	$743,472	$11,699	$(299,035)	$597,286

Liabilities and shareholders’ equity

Current liabilities:

Payables and accrued liabilities	$6,423	$37,490	$8,448	$(8,968)	$43,393

Commodity derivatives - current portion	–	1,973	–	–	1,973

Asset retirement obligations - current portion	–	2,406	–	–	2,406

Long-term debt – current portion	110	1,002	–	–	1,112

Deferred income taxes – current portion	–	1,810	–	–	1,810

Total current liabilities	6,533	44,681	8,448	(8,968)	50,694

Other liabilities:

Commodity derivatives	–	861	–	–	861

Asset retirement obligations	872	19,923	151	–	20,946

Long-term debt	2,860	–	–	–	2,860

Senior secured notes	148,681	–	–	–	148,681

Deferred income taxes	5,198	84,827	845	–	90,870

Total other liabilities	157,611	105,611	996	–	264,218

Total liabilities	164,144	150,292	9,444	(8,968)	314,912

Noncontrolling interest	–	–	2,467	–	2,467

Total shareholders’ equity	(22,994)	593,180	(212)	(290,067)	279,907

Total liabilities and shareholders’ equity	$141,150	$743,472	$11,699	$(299,035)	$597,286

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$254	$23,904	$952	$-	$25,110

Oil sales	259	24,505	983	-	25,747

Total revenues	513	48,409	1,935	-	50,857

Costs and expenses:

Production and delivery costs	97	8,672	121	-	8,890

Workover costs	-	747	39	-	786

Depreciation, depletion and amortization	1,703	11,908	316	-	13,927

General and administrative expenses	1,138	2,821	7	-	3,966

Bad debt expense	-	770	-	-	770

Derivative income	-	(292)	-	-	(292)

Total operating expense	2,938	24,626	483	-	28,047

Income from operations	(2,425)	23,783	1,452	-	22,810

Other income (expenses):

Interest expense, net	(2,875)	(74)	-	-	(2,949)

Other, net	-	(13)	-	-	(13)

Total other income (expenses):	(2,875)	(87)	-	-	(2,962)

Income (loss) before taxes	(5,300)	23,696	1,452	-	19,848

Income tax provision	2,000	6,924	430	-	9,354

Net income (loss) including noncontrolling interest	$(7,300)	$16,772	$1,022	$–	$10,494

Net income attributable to noncontrolling interest (net of tax)	-	-	1,022	-	1,022

Net income (loss) attributable to RAAM Global	$(7,300)	$16,772	$–	$–	$9,472

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$301	$32,894	$633	$-	$33,828

Oil sales	236	20,221	595	-	21,052

Total revenues	537	53,115	1,228	-	54,880

Costs and expenses:

Production and delivery costs	97	6,737	89	-	6,923

Workover costs	14	763	-	-	777

Depreciation, depletion and amortization	2,871	10,421	550	-	13,842

General and administrative expenses	915	2,322	16	-	3,253

Derivative income	-	515	-	-	515

Total operating expense	3,897	20,758	655	-	25,310

Income from operations	(3,360)	32,357	573	-	29,570

Other income (expenses):

Interest expense, net	(33)	(867)	-	-	(900)

Other, net	46	424	-	-	470

Total other income (expenses)	13	(443)	-	-	(430)

Income (loss) before taxes	(3,347)	31,914	573	-	29,140

Income tax provision	10,045	496	-	-	10,541

Net income (loss) including noncontrolling interest	$(13,392)	$31,418	$573	$–	$18,599

Net income attributable to noncontrolling interest (net of tax)	-	-	573	-	573

Net income (loss) attributable to RAAM Global	$(13,392)	$31,418	$–	$–	$18,026

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$396	$47,406	$1,622	$-	$49,424

Oil sales	469	44,828	1,609	-	46,906

Total revenues	865	92,234	3,231	-	96,330

Costs and expenses:

Production and delivery costs	215	15,915	222	-	16,352

Workover costs	-	1,177	41	-	1,218

Depreciation, depletion and amortization	4,155	26,015	896	-	31,066

General and administrative expenses	2,568	5,769	8	-	8,345

Bad debt expense	-	770	-	-	770

Derivative income	-	(539)	-	-	(539)

Total operating expense	6,938	49,107	1,167	-	57,212

Income from operations	(6,073)	43,127	2,064	-	39,118

Other income (expenses):

Interest expense, net	(6,193)	(155)	-	-	(6,348)

Other, net	184	(3)	-	-	181

Total other income (expenses)	(6,009)	(158)	-	-	(6,167)

Income (loss) before taxes	(12,082)	42,969	2,064	-	32,951

Income tax provision	2,000	9,422	588	-	12,010

Net income (loss) including noncontrolling interest	$(14,082)	$33,547	$1,476	$–	$20,941

Net income attributable to noncontrolling interest (net of tax)	-	-	1,476	-	1,476

Net income (loss) attributable to RAAM Global	$(14,082)	$33,547	$–	$–	$19,465

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$684	$66,697	$1,206	$-	$68,587

Oil sales	469	41,385	1,144	-	42,998

Total revenues	1,153	108,082	2,350	-	111,585

Costs and expenses:

Production and delivery costs	205	14,455	151	-	14,811

Workover costs	20	2,047	-	-	2,067

Depreciation, depletion and amortization	5,631	32,811	1,100	-	39,542

General and administrative expenses	1,747	4,628	16	-	6,391

Derivative income	-	309	-	-	309

Total operating expense	7,603	54,250	1,267	-	63,120

Income from operations	(6,450)	53,832	1,083	-	48,465

Other income (expenses):

Interest expense, net	(85)	(1,553)	-	-	(1,638)

Other, net	66	470	-	-	536

Total other income (expenses):	(19)	(1,083)	-	-	(1,102)

Income (loss) before taxes	(6,469)	52,749	1,083	-	47,363

Income tax provision	10,045	7,032	137	-	17,214

Net income (loss) including noncontrolling interest	$(16,514)	$45,717	$946	$–	$30,149

Net income attributable to noncontrolling interest (net of tax)	-	-	946	-	946

Net income (loss) attributable to RAAM Global	$(16,514)	$45,717	$–	$–	$29,203

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(9,226)	$77,528	$3,392	$–	$71,694

Investing activities
Change in investments between affiliates	2,498	(2,498)	–	–	–
Change in advances from joint interest partners	–	909	–	–	909
Payment of prepaid drilling expenses	–	(14,000)	–	–	(14,000)
Additions to oil and gas properties and equipment	(66)	(69,376)	(3,403)	–	(72,845)
Proceeds from net sales of oil and gas properties	–	2,125	–	–	2,125

Net cash provided by (used in) investing activities	2,432	(82,840)	(3,403)	–	(83,811)

Financing activities
Proceeds from long-term borrowings	–	8,037	–	–	8,037
Payments on long-term borrowings	(59)	(2,773)	–	–	(2,832)
Payment of dividends	(3,000)	–	–	–	(3,000)
Other	101	–	–	–	101

Net cash used in financing activities	(2,958)	5,264	–	–	2,306

Increase (decrease) in cash and cash equivalents	(9,752)	(48)	(11)	–	(9,811)
Cash and cash equivalents, beginning of period	45,683	35,320	29	–	81,032

Cash and cash equivalents, end of period	$35,931	$35,272	$18	$–	$71,221

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,734)	$68,770	$2,069	$–	$57,105

Investing activities
Change in investments	–	149	–	–	149
Change in investments between affiliates	16,438	(16,438)	–	–	–
Change in advances from joint interest partners	–	(991)	–	–	(991)
Additions to oil and gas properties and equipment	(167)	(26,729)	(2,076)	–	(28,972)

Net cash provided by (used in) investing activities	16,271	(44,009)	(2,076)	–	(29,814)

Financing activities
Proceeds from long-term borrowings	–	8,874	–	–	8,874
Payments on long-term borrowings	(46)	(12,009)	–	–	(12,055)
Deferred loan costs	–	304	–	–	304
Payment of dividends	(3,000)	–	–	–	(3,000)

Net cash used in financing activities	(3,046)	(2,831)	–	–	(5,877)

Increase (decrease) in cash and cash equivalents	(509)	21,930	(7)	–	21,414
Cash and cash equivalents, beginning of period	3,190	25,681	17	–	28,888

Cash and cash equivalents, end of period	$2,681	$47,611	$10	$–	$50,302

13.	Subsequent Events

Issuance and Sale of Senior Notes

On July 15, 2011, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.50 % Senior Notes due 2015 (the “Notes”). The Notes are Additional Notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which the Company initially issued $150.0 million aggregate principal amount of its 12.50% Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the initially issued notes, although they bear a different CUSIP number than the initially issued notes until they are no longer restricted securities under the Securities Act. The Additional Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of the Company’s current and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility.

Interest on the Notes accrues from and including April 1, 2011 at a rate of 12.50% per year. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Notes mature on October 1, 2015.

The purchase price for the Notes was 102.50% of their principal amount, plus accrued interest from April 1, 2011. The Company received net proceeds from the issuance and sale of the Notes of approximately $51.7 million, after discounts and estimated offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes.

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

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA. The following table contains financial and operational data for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

Average daily production:

Oil (Bbl per day)	2,860	3,069	2,691	3,227

Natural gas (Mcf per day)	45,815	47,828	44,413	48,073

Oil equivalents (Boe per day)	10,496	11,041	10,093	11,239

Average prices: (1)

Oil ($/Bbl)	$98.92	$75.37	$96.29	$73.63

Natural gas ($/Mcf)	$6.02	$7.77	$6.15	$7.88

Oil equivalents ($/Boe)	$53.25	$54.62	$52.73	$54.85

Production expense ($/Boe)	$9.31	$6.89	$8.95	$7.28

General and administrative expense ($/Boe)	$4.15	$3.24	$4.57	$3.14

EBITDA (2) (in thousands)	$35,779	$43,372	$69,003	$87,690

Net income (in thousands)	$9,472	$18,026	$19,465	$29,203

(1)	Average prices presented give effect to our hedging. Please see “— Oil and Gas Hedging” for a discussion of our hedging activities.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to EBITDA for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

In thousands

Net income	$9,472	$18,026	$19,465	$29,203

Interest expense	3,026	963	6,462	1,731

Depreciation, depletion and amortization	13,927	13,842	31,066	39,542

Income taxes	9,354	10,541	12,010	17,214

EBITDA	$35,779	$43,372	$69,003	$87,690

Results of Operations

The following table sets forth the unaudited results of operations for the three and six months ended June 30, 2011 and 2010 in thousands.

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

Revenues:

Gas sales	$ 25,110	$33,828	$49,424	$68,587

Oil sales	25,747	21,052	46,906	42,998

Total revenues	50,857	54,880	96,330	111,585

Costs and expenses:

Production and delivery costs	8,890	6,923	16,352	14,811

Workover costs	786	777	1,218	2,067

Depreciation, depletion and amortization	13,927	13,842	31,066	39,542

General and administrative expenses	3,966	3,253	8,345	6,391

Bad debt expense	770	–	770	–

Derivative income	(292)	515	(539)	309

Total operating expense	28,047	25,310	57,212	63,120

Income from operations	22,810	29,570	39,118	48,465
Other income (expenses):

Interest expense, net	(2,949)	(900)	(6,348)	(1,638)

Other, net	(13)	470	181	536

Total other income (expenses):	(2,962)	(430)	(6,167)	(1,102)

Income before taxes	19,848	29,140	32,951	47,363

Income tax provision	9,354	10,541	12,010	17,214

Net income including noncontrolling interest	$ 10,494	$18,599	$20,941	$30,149

Net income attributable to noncontrolling interest (net of tax)	1,022	573	1,476	946

Net income attributable to RAAM Global	$ 9,472	$18,026	$19,465	$29,203

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended June 30, 2011 was flat as compared to the three months ended June 30, 2010 at 1.0 MMBoe for both periods. During the three months ended June 30, 2011, new discoveries in the Yegua area onshore Texas were offset by normal declines in production in the more mature fields of West Cameron in the federal waters.

Total revenues. Total revenues for the three months ended June 30, 2011 decreased to $50.9 million from $54.9 million for the three months ended June 30, 2010. The decrease in revenue was mainly attributable to lower hedged gas production coupled with lower hedged gas prices. The decrease in gas hedged revenues was partially offset by the increase in oil prices. The average sales price for the three months ended June 30, 2011 was $53.25 per Boe as compared to $54.62 per Boe for the three months ended June 30, 2010.

Operating costs and expenses

Production and delivery costs. Production and delivery costs increased to $8.9 million, or $9.31 per Boe, for the three months ended June 30, 2011, up from $6.9 million, or $6.89 per Boe, for the comparable period in 2010. The increase in production and delivery costs was primarily attributable to more repair and maintenance costs and enhanced regulatory and compliance efforts required on our platforms.

Workover costs. Our workover costs for the three months ended June 30, 2011 increased slightly to $786,000, or $0.82 per Boe, from $777,000 in the comparable period of 2010, or $0.77 per Boe. The slight increase in workover costs from the comparable period in 2010 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2011 remained flat at $13.9 million as compared to $13.8 million in the three months ended June 30, 2010.

General and administrative expenses. General and administrative expense increased to $4.0 million during the three months ended June 30, 2011, from $3.3 million in the comparable period in 2010. The increase in general and administrative expense resulted principally from higher salaries and office rent due to the establishment of a Denver office location, increased consultant compensation for the use of more specialized consultants on technical projects and additional accounting and legal fees incurred for regulatory compliance matters pursuant to the registration of our Senior Notes.

Bad debt expense. Bad debt expense increased to $0.8 million during the three months ended June 30, 2011, from zero in the comparable period in 2010. This increase is due to an analysis indicating that amounts owed to the Company by one customer are anticipated to be uncollectible.

Interest expense. Net interest expense increased to $2.9 million for the three months ended June 30, 2011, from $0.9 million for the three months ended June 30, 2010 due to higher balances and interest rates associated with the outstanding debt during the 2011 period. Debt balances averaged $150.0 million during the three months ended June 30, 2011 and $110.0 million during the three months ended June 30, 2010. Interest rates averaged 12.50% during the three months ended June 30, 2011 and 3.55% during the three months ended June 30, 2010.

Income tax provision. For the three months ended June 30, 2011, the Company recorded income tax expense of $9.4 million as compared to income tax expense of $10.5 million for the three months ended June 30, 2010. Income tax expense recognized was based on an effective tax rate calculation of 47.13% at June 30, 2011 and 36.18% at June 30, 2010. The tax rate for the three months ended June 30, 2011 increased as a result of changes to the expected annual financial results, which affected both the federal and state annualized tax rates.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Oil and natural gas production. Oil and natural gas production for the six months ended June 30, 2011 decreased to 1.8 MMBoe from 2.0 MMBoe for the six months ended June 30, 2010. The decrease in production during the period was mainly due to pipeline shut-ins at the Breton Sound 53 field during the first quarter of 2011. Other decreases were due to normal production declines which were offset by the production from new discoveries during the second quarter of 2011.

Total revenues. Total revenues for the six months ended June 30, 2011 decreased to $96.3 million from $111.6 million for the six months ended June 30, 2010. The decrease in revenue was mainly attributable to lower production and lower gas prices which was partially reduced by the increase in second quarter oil prices. The average sales price for the six months ended June 30, 2011 was $52.73 per Boe as compared to $54.85 per Boe for the six months ended June 30, 2010.

Operating costs and expenses

Production and delivery costs. Production and delivery costs increased to $16.4 million, or $8.95 per Boe, for the six months ended June 30, 2011, up from $14.8 million, or $7.28 per Boe, for the comparable period in 2010. The increase in production and delivery costs was primarily attributable to more repair and maintenance costs and enhanced regulatory and compliance efforts required on our platforms.

Workover costs. Our workover costs for the six months ended June 30, 2011 decreased to $1.2 million, or $0.67 per Boe, from $2.1 million in the comparable period of 2010, or $1.02 per Boe. The decrease in workover costs from the comparable period in 2010 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2011 decreased to $31.1 million from $39.5 million in the comparable period in 2010. The decrease in depreciation, depletion, and amortization was caused primarily by a lower amount of amortizable oil and gas properties to deplete at June 30, 2011 and a lower of amount of revenues for the period.

General and administrative expenses. General and administrative expense increased to $8.3 million during the six months ended June 30, 2011, from $6.4 million in the comparable period in 2010. The increase in general and administrative expense resulted principally from higher salaries and office rent due to the establishment of a Denver office location, increased consultant compensation for the use of more specialized consultants on technical projects and additional accounting and legal fees incurred for regulatory compliance matters pursuant to the registration of our Senior Notes.

Bad debt expense. Bad debt expense increased to $0.8 million during the six months ended June 30, 2011, from zero in the comparable period in 2010. This increase is due to an analysis indicating that amounts owed to the Company by one customer are anticipated to be uncollectible.

Interest expense. Net interest expense increased to $6.3 million for the six months ended June 30, 2011, from $1.6 million for the six months ended June 30, 2010 due to higher balances and interest rates associated with the outstanding debt during the 2011 period. Debt balances averaged $150.0 million during the six months ended June 30, 2011 and $110.0 million during the six months ended June 30, 2010. Interest rates averaged 12.50% during the six months ended June 30, 2011 and 3.43% during the six months ended June 30, 2010.

Income tax provision. For the six months ended June 30, 2011, the Company recorded income tax expense of $12.0 million as compared to income tax expense of $17.2 million for the six months ended June 30, 2010. Income tax expense recognized was based on an effective tax rate calculation of 36.45% at June 30, 2011 and 36.35% at June 30, 2010. Our effective tax rate differs from the statutory federal income tax rate primarily because of state and local income taxes, domestic production activities deductions, and percentage of depletion in excess of basis.

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

The Company spent approximately $87 million on capital expenditures during the first six months of 2011. We anticipate spending an additional $188 million on capital expenditures during the remainder of 2011. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

Our total 2011 capital expenditure budget is approximately $275 million, of which approximately $87 million was expended in the first six months of 2011 including $14 million of prepaid drilling and exploration in Oklahoma, which is recorded in Other assets. The remaining capital budget of $188 million consists of:

•	$48 million for geological and geophysical costs, including $30 million leasing in two new prospect areas in Colorado and Texas;

•	$21 million for reserve acquisitions;

•	$25 million for Louisiana state water drilling and development prospects;

•	$14 million for onshore drilling and development prospects in Mississippi and Louisiana;

•	$28 million for onshore drilling and development prospects in Texas;

•	$12 million for onshore drilling and development prospects in Oklahoma and California;

•	$28 million for recompletions and platform and infrastructure upgrades for all project areas; and

•	$12 million for plugging and abandonment costs primarily for offshore properties.

While we have budgeted $188 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2011 capital budget has been funded from debt financing and our cash flows from operations. We believe our bond proceeds and cash flows from operations should be more than sufficient to fund the remainder of our 2011 capital expenditure budget.

As of June 30, 2011 we had no indebtedness outstanding under our revolving credit facility (the “Amended Revolving Credit Facility”) and $150 million in 2015 Senior Secured Notes outstanding.

On July 15, 2011, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.50 % Senior Notes due 2015 (the “Notes”). Please see “Senior Secured Notes” later in this section for additional information.

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

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30

	2011	2010

In thousands

Net cash provided by operating activities	$71,694	$57,105

Net cash used in investing activities	(83,811)	(29,814)

Net cash provided by (used in) financing activities	2,306	(5,877)

Net (decrease) increase in cash and cash equivalents	$(9,811)	$21,414

Cash flows provided by operating activities

Operating activities provided cash totaling $71.7 million during the six months ended June 30, 2011 as compared to cash provided by operations of $57.1 million during the six months ended June 30, 2010. The increase in operating cash flows during the six months ended June 30, 2011 was principally attributable to lower accounts payable balances during the period and decreased revenues payable to our partners at June 30, 2011.

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

Cash flows used in investing activities

Investing activities used cash totaling $83.8 million during the six months ended June 30, 2011 as compared to cash used in investing of $29.8 million during the comparable period in 2010. Cash used in investing activities during the six months ended June 30, 2011 increased as compared to the same period of 2010 primarily because of increased drilling in Louisiana state waters, the implementation of an active drilling program for its prospects onshore Texas and the $14 million prepayment for Oklahoma drilling expenses.

Our capital expenditures for drilling, development and acquisition costs for the six months ended June 30, 2011 and 2010 are summarized in the following table (in thousands):

	Six Months Ended June 30

	2011	2010

Project Area

Federal	$3,662	$7,828

Shallow State Waters	27,945	5,173

Onshore Texas, Louisiana and Mississippi	32,650	9,280

Oklahoma and Mid-Continent	22,588	6,691

Total	$86,845	$28,972

Cash flows provided by (used in) financing activities

Financing activities provided cash totaling $2.3 million during the six months ended June 30, 2011 as compared to cash used by financing activities of $5.9 million during the comparable period in 2010. Cash flows provided by financing activities during the first six months of 2011 consisted primarily of $8.0 million in proceeds from insurance premium financing offset by payments of $5.8 million on borrowings and shareholder dividends. Cash flows used in financing activities during the first six months of 2010 were mainly comprised of $15.1 million in payments on the Company’s revolving credit facility, insurance premium note payable and shareholder dividends offset by $8.9 million in proceeds from insurance premium financing.

Off-Balance Sheet Arrangements

As of June 30, 2011 the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At June 30, 2011, on a BOE basis, commodity derivative instruments were in place covering approximately 39% of our projected oil and natural gas sales through 2011, 21% of our projected oil and natural gas sales for 2012 and approximately 12% of our projected oil and natural gas sales for 2013. Approximately 38% of the Company’s remaining 2011 gas production, approximately 22% of the Company’s 2012 gas production, approximately 18% of the Company’s 2013 gas production, approximately 42% of the Company’s remaining 2011 oil production and approximately 21% of the Company’s 2012 oil production will yield minimum prices under the contracts as discussed in “Notes to Unaudited Condensed Consolidated Financial Statements–Note 5.” Future oil and gas sales prices on other production will fluctuate according to market conditions. In addition, the results of the Company’s planned drilling and development efforts, as well as other changes in costs, expenses and oil and gas production rates, cannot be predicted with certainty. These and many other variables will affect the cash flows available to the Company for future capital expenditures and for debt repayments. Management projects it will have funds available (primarily from its Senior Secured Notes, its cash flows generated from operations, available borrowings under the Credit Agreement and infusion of new equity) to conduct its planned exploration and development program, but it will have to adjust the amount and timing of future expenditures as the availability of funds changes.

As of June 30, 2011, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price

	Total Futures		Total Options

	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Floor

Period

2011(1)	39,000	$86.21	–	$-

2012(2)	14,500	$88.14	3,660	$110.00

(1)  Average hedged volume is calculated for the remainder of the 2011 year.

(2)  The Company currently does not have any volumes hedged for futures in the fourth quarter of 2012. The calculation of average hedged volumes is for the full year of 2012.

As of June 30, 2011, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price

	Total Futures		Total Options

	Volume in Mbtu/Mo	Weighted Average Fixed Price	Volume in Mbtu/Mo	Estimated Price(2)

Period

2011(1)	486,500	$5.33	134,167	$5.95

2012	155,333	$5.30	152,500	$5.10

2013	152,083	$5.40	–	$-

(1)  Average hedged volume is calculated for the remainder of the 2011 year.

(2)  For the period remaining in 2011 and 2012, the Company has entered into protective spreads where the price to be realized by the Company is dependent on the NYMEX contract closing price. The Company has estimated the price it will receive based on the closing NYMEX prices as of June 30, 2011.

Each of these transactions were designated as cash flow hedges. Please see “Notes to Unaudited Condensed Consolidated Financial Statements–Note 2” included in Part I, Item 1 for additional discussion regarding the accounting applicable to our hedging program.

Senior Secured Notes

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.50% (the “2015 Senior Secured Notes”) with a maturity date of October 1, 2015. The interest on the notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the notes will be computed on the basis of a 360-day year of twelve 30-day months. The notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the revolving credit facility and intends to use the remainder of the proceeds for funding a portion of the planned capital expenditures for development and drilling during 2011. As of June 30, 2011, $150.0 million notional amount of the 2015 Senior Secured Notes was outstanding. The carrying amount of the 2015 Senior Secured Notes was $148.8 million as of June 30, 2011.

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

On July 15, 2011, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.50 % Senior Notes due 2015 (the “Notes”). The Notes are Additional Notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which the Company initially issued $150.0 million aggregate principal amount of its 12.50% Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the initially issued notes, although they bear a different CUSIP number than the initially issued notes until they are no longer restricted securities under the Securities Act. The Additional Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of the Company’s current and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility.

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

Borrowings under our Amended Revolving Credit Facility are limited to a borrowing base calculated based on our proved reserves. Borrowings bear interest at a floating rate equal to either the prime rate of interest in effect from time to time (plus a certain percentage in certain circumstances) or LIBOR plus a certain percentage based on the amount of availability under our Amended Revolving Credit Facility. As of June 30, 2011, the Company had no borrowings outstanding under the credit facility.

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

Recently Issued Accounting Pronouncements

ASU Number 2011-5 was issued in June 2011, amending Topic 220 - Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the six months ended June 30, 2011, our annual revenue would increase or decrease by approximately $16.2 million for each $10.00 per barrel change in crude oil prices and $10.1 million for each $1.00 per MMBtu change in natural gas prices.

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

For a further discussion of our hedging activities including a list of the commodity derivatives held by the Company, please see “Notes to Unaudited Condensed Consolidated Financial Statements — Note 3, Fair Value” and “Notes to Unaudited Condensed Consolidated Financial Statements — Note 5, Commodity Derivative Instruments and Hedging Activities” included in this report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($3.2 million at June 30, 2011) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($28.7 million in receivables at June 30, 2011). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. No debt was outstanding under the Amended Revolving Credit Facility at June 30, 2011. The majority of our long-term debt obligations consist of the outstanding senior notes, which have a fixed interest rate; therefore, we are not exposed to interest rate risk through these notes and our overall interest rate risk exposure is low. For additional information regarding our Amended Revolving Credit Facility, see Part I, Item 2 “Management’s Discussion and Analysis Financial Condition and Results of Operations—Amended Revolving Credit Facility.” We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

The following risk factors should be read in conjunction with our risk factors described in our registration statement on Form S-4 (File No. 333-172897) filed with the SEC on March 17, 2011. You should carefully consider each of the risks described below and contained in our Form S-4, together with all of the other information contained in the Form S-4 and this report, including our unaudited condensed consolidated financial statements and related notes. You should also consider the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements.” These risks are not the only risks facing us or that may materially adversely affect our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and gas from new wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents on regulating requirements for companies that plan to conduct hydraulic fracturing using diesel. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a number of federal agencies are analyzing a number of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with initial results expected to be available by late 2012 and final results by 2014. In addition, the U.S. Department of Energy and the U.S. Government Accountability Office are studying different aspects of how hydraulic fracturing might adversely affect the environment, and the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. A committee of the United States House of Representatives also has conducted an investigation of hydraulic fracturing practices. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the Safe Drinking Water Act or under newly established legislation. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states, including Texas, have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. On June 17, 2011, Texas signed into law a bill that requires, subject to certain trade secret protections, disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas and the public. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Recently proposed rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On July 28, 2011, the U.S. Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA’s proposed rule package includes New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact our business.

Item 6.  Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

August 12, 2011	By: RAAM Global Energy Company

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

4.1.1

First Supplemental Indenture, dated as of July 15, 2011, to the Indenture dated September 24, 201, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on July 19, 2011 (File No. 333-172897)).

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

10.2 †

Employment Agreement, dated January 1, 2011, between RAAM Global Energy Company and Howard A. Settle (incorporated by reference from Exhibit 10.7 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.3 †

Employment Agreement, dated January 1, 2011, between Century Exploration Resources, Inc. and Jonathan B. Rudney (incorporated by reference from Exhibit 10.8 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.4 †

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

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) the notes to our Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement