Form 10-Q
period 2011-09-30
RAAM Global Energy Co
filed 2011-11-14
CIK 1511139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 11, 2011, there were 60,000 shares of common stock, no par value, outstanding.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report and (2) the risk factors described in our registration statement on Form S-4 (File No. 333-172897) filed with the SEC on March 17, 2011 (“Form S-4”).

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	September 30, 2011	December 31, 2010

Assets

Current assets:

Cash and cash equivalents	$87,014	$81,032

Accounts receivable, net of $1,005 and $235 provision for bad debts in 2011 and 2010, respectively	4,860	22,412

Revenues receivable	32,222	21,703

Income taxes receivable	4,142	2,955

Commodity derivatives – current portion	7,420	9,377

Prepaid assets	7,932	4,200

Other current assets	4,248	3,784

Total current assets	147,838	145,463

Oil and gas properties (full-cost method):

Properties being amortized	1,138,012	1,009,071

Properties not subject to amortization	74,152	81,656

Less accumulated depreciation, depletion, and amortization	(697,081)	(653,777)

Net oil and gas properties	515,083	436,950

Other assets:

Other capitalized assets, net	7,197	7,246

Commodity derivatives	1,983	263

Equity investments	–	2,044

Other	19,090	5,320

Total other assets	28,270	14,873

Total assets	$691,191	$597,286

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	September 30, 2011	December 31, 2010

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$29,556	$19,587

Revenues payable	30,304	17,834

Interest payable - senior secured notes	–	5,048

Current taxes payable	2,217	924

Advances from joint interest partners	1,003	–

Commodity derivatives - current portion	564	1,973

Asset retirement obligations - current portion	428	2,406

Long-term debt – current portion	3,720	1,112

Deferred income taxes – current portion	357	1,810

Total current liabilities	68,149	50,694

Noncurrent liabilities:

Commodity derivatives	–	861

Asset retirement obligations	23,834	20,946

Long-term debt	2,754	2,860

Senior secured notes	199,974	148,681

Deferred income taxes	107,861	90,870

Total noncurrent liabilities	334,423	264,218

Total liabilities	402,572	314,912

Commitments and contingencies (see Note 11)

Noncontrolling interest	–	2,467

Shareholders’ equity:

Common stock, no par value, 380,000 shares authorized, 60,000 outstanding in 2011 and 2010	56,146	56,096

Treasury stock, 5,166 shares in 2011 and 2010	(5,736)	(5,736)

Accumulated other comprehensive income, net of taxes	7,396	5,977

Retained earnings	230,813	223,570

Total shareholders’ equity	288,619	279,907

Total liabilities and shareholders’ equity	$691,191	$597,286

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010
Revenues:

Gas sales	$ 26,770	$23,277	$76,194	$91,865

Oil sales	27,284	17,983	74,190	60,980

Total revenues	54,054	41,260	150,384	152,845

Costs and expenses:

Production and delivery costs	8,156	6,830	24,508	21,642

Workover costs	4,568	3,990	5,786	6,057

Depreciation, depletion and amortization	13,387	19,741	44,450	59,283

General and administrative expenses	4,815	3,892	13,159	10,283

Bad debt expense	–	–	770	–

Derivative expense	822	37	283	345

Total operating expense	31,748	34,490	88,956	97,610

Income from operations	22,306	6,770	61,428	55,235

Other income (expenses):

Interest expense, net	(5,437)	(1,665)	(11,785)	(3,302)

Loss from equity investment	(2,044)	–	(2,044)	–

Other, net	(30)	6	151	541

Total other income (expenses)	(7,511)	(1,659)	(13,678)	(2,761)

Income before taxes	14,795	5,111	47,750	52,474

Income tax provision	5,480	1,980	17,490	19,194

Net income including noncontrolling interest	$ 9,315	$3,131	$30,260	$33,280

Net income (loss) attributable to noncontrolling interest (net of tax)	(3)	234	1,476	1,180

Net income attributable to RAAM Global	$ 9,318	$2,897	$28,784	$32,100

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30
	2011	2010
Operating activities
Net income including noncontrolling interest	$30,260	$33,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,841	60,394
Deferred income taxes	15,538	1,371
Loss on disposal of inventory and properties	20	–
Loss from equity method investment	2,044	–
Changes in components of working capital:
Accounts and revenues receivable	7,033	11,077
Insurance receivable	–	6,050
Income tax receivables	(1,188)	(3,941)
Other current assets	(3,867)	(1,969)
Change in derivatives, net	(614)	3,640
Accounts payable and accrued liabilities	10,212	(17,297)
Current taxes payable	1,293	(304)
Interest payable on Senior Notes	(5,048)	361
Revenues payable	12,470	(4,156)

Net cash provided by operating activities	113,994	88,506

Investing activities
Change in investments	–	149
Change in advances from joint interest partners	1,003	(1,052)
Payment of prepaid drilling expenses	(14,000)	–
Additions to oil and gas properties and equipment	(123,925)	(42,106)
Purchase of noncontrolling interest	(21,000)	–
Proceeds from net sales of oil and gas properties	2,125	–

Net cash used in investing activities	(155,797)	(43,009)

Financing activities
Proceeds from long-term borrowings	8,037	8,874
Payments on long-term borrowings	(5,534)	(115,017)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	148,629
Deferred bond costs	(1,468)	(6,493)
Payment of dividends	(4,500)	(4,500)

Net cash provided by financing activities	47,785	31,493

Increase in cash and cash equivalents	5,982	76,990
Cash and cash equivalents, beginning of period	81,032	28,888

Cash and cash equivalents, end of period	$87,014	$105,878

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.2 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and these costs amounted to $3.7 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $74.2 million and $81.7 million at September 30, 2011 and December 31, 2010, respectively. The Company believes that the unevaluated properties at September 30, 2011 will be substantially evaluated during 2012 and 2013, and the costs will begin to be amortized at that time. The Company capitalized interest of $1.1 million and $0.1 million during the three months ended September 30, 2011 and 2010, respectively, related to significant properties not subject to amortization. The Company capitalized interest of $5.1 million and $0.5 million during the nine months ended September 30, 2011 and 2010, respectively, related to significant properties not subject to amortization.

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

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The final sales price amounted to $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheet. Under the full cost accounting method, the transaction is recorded as a reduction to net oil and gas properties with no income statement impact because the original cost of the acreage is not a significant percentage of the Company’s consolidated capitalized costs. The cash payment was collected during May 2011.

During the second quarter of 2011, the Company entered into an agreement with an unrelated third party to acquire a 40% working interest in drilling activities in Oklahoma. The Company prepaid $14 million in drilling expenses for this program. This prepayment is recorded in Other, in the Other assets section of the condensed consolidated balance sheet. The third party we have entered into the agreement with will send the Company joint interest billing information on a periodic basis reflecting the amount of our prepayment that has been utilized for drilling activities. Based on this information, the prepayment will be reduced by the amount of utilization and be transferred from Other into Oil and gas properties. As of September 30, 2011, the $14 million prepayment remained in Other, in the Other assets section of the condensed consolidated balance sheet.

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

The new rules are considered a change in accounting principle that is inseparable from a change in accounting estimate, which does not require retroactive revision. This change in accounting principle has had a material effect on the consistency of the Company’s oil and gas reserve estimates, supplemental disclosures, the calculation of DD&A and the full-cost ceiling test. At September 30, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $91.00 per barrel of oil and $4.16 per MMBtu of natural gas. At December 31, 2010, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $75.96 per barrel of oil and $4.38 per MMBtu of natural gas.

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. See Note 10 for further information.

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

The Company follows the provisions of FASB guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption Commodity Derivatives is being used in the accompanying condensed consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative instruments entered into in 2011 and 2010 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying condensed consolidated balance sheet as a component of other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense. Hedge ineffectiveness of actual monthly settlements is recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying condensed consolidated statement of operations. During the three months ended September 30, 2011 and 2010, the amounts of other comprehensive income related to hedge transactions that settled and were recorded in the accompanying condensed consolidated statements of operations were income of $4.3 million and $0.8 million, respectively, net of tax effects. During the nine months ended September 30, 2011 and 2010, the amounts of other comprehensive income (loss) related to hedge transactions that settled and were recorded in the accompanying condensed consolidated statements of operations were a loss of $0.4 million and income of $4.9 million, respectively, net of tax effects. The Company anticipates the amount of other comprehensive loss related to hedge transactions that will settle during the next twelve months and be recorded in the 2011 and 2012 consolidated statements of operations will be $4.5 million, net of tax effects.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in Oil and gas properties being amortized at September 30, 2011 and December 31, 2010 were $19.0 million and $18.8 million, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying condensed consolidated statement of operations.

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2011	$ 23,352
Accretion expense	667
Additions	969
Settlement of ARO	(750)
Changes in ARO estimate	24

Balance of ARO as of September 30, 2011	$ 24,262

Operating Segments

The Company operates in one business segment – the exploration, development and sale of oil and gas.

New Accounting Pronouncements

ASU Number 2011-5 was issued in June 2011, amending Topic 220 – Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2011 and December 31, 2010, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	September 30, 2011	December 31, 2010
In thousands
Assets:
Fair value of commodity derivatives - current assets	$7,420	$9,377
Fair value of commodity derivatives - long-term assets	1,983	263

Total Assets	$9,403	$9,640

Liabilities:
Fair value of commodity derivatives - current liabilities	$(564)	$(1,973)
Fair value of commodity derivatives - long-term liabilities	–	(861)

Total Liabilities	$(564)	$(2,834)

2015 Senior Secured Notes

During September 2010 and July 2011, the Company issued Senior Secured Notes. At September 30, 2011, the fair value of the Notes was estimated to be $201.5 million, based on the prices the bonds have recently been quoted at in the market. As of September 30, 2011, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of September 30, 2011.

4.	Accounts and Revenues Receivable

Accounts and revenues receivable at September 30, 2011 and December 31, 2010 were $37.1 million and $44.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $28.2 million and $19.7 million were due from five companies at September 30, 2011 and December 31, 2010, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at September 30, 2011 and December 31, 2010 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of September 30, 2011 and December 31, 2010. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were designated as hedges, the Company is required to record the changes in fair value of these transactions as Other Comprehensive Income in the accompanying condensed consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative expense in the accompanying condensed consolidated statements of operations. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s hedging activities.

For the three months ended September 30, 2011 and 2010, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $1.4 million and $6.4 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $8.1 million and $32.3 million, respectively. Hedge ineffectiveness was $822,000 and $37,000 for the three months ended September 30, 2011 and 2010, respectively. Hedge ineffectiveness was $283,000 and $345,000 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2011, 2012 and 2013:

		Volume in	NYMEX

	Contract	MMBtus/	Strike

Remaining Contract Term	Type	Month	Price

October 2011	Swap	93,000	$4.60

October 2011	Swap	93,000	$4.80

October 2011	Swap	155,000	$4.50

October 2011 - December 2011	Swap	100,000	$6.24

October 2011 - December 2011	Swap	100,000	$6.33

November 2011 - December 2011	Swap	91,500	$4.85

November 2011 - December 2011	Swap	91,500	$4.85

November 2011 - February 2012	Call	151,250	$5.60

November 2011 - February 2012	Put	151,250	$5.00

November 2011 - February 2012	Put	151,250	$4.00

January 2012 - February 2012	Swap	100,000	$6.24

January 2012 - February 2012	Swap	100,000	$6.33

January 2012 - December 2012	Swap	61,000	$5.05

January 2012 - December 2012	Swap	61,000	$5.00

March 2012 - December 2012	Put	153,000	$3.75

March 2012 - December 2012	Put	153,000	$5.00

March 2012 - December 2012	Call	153,000	$6.15

January 2013 - December 2013	Swap	152,083	$5.40

January 2013 - December 2013	Put	152,083	$4.00

January 2013 - December 2013	Call	152,083	$5.40

January 2013 - December 2013	Call	152,083	$6.00

As of September 30, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2011, 2012, 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price

October 2011 - December 2011	Swap	6,000	$86.76

October 2011 - December 2011	Swap	6,000	$85.70

October 2011 - December 2011	Swap	10,000	$85.25

October 2011 - December 2011	Swap	8,000	$88.20

October 2011 - December 2011	Swap	9,000	$85.50

October 2011 - December 2011	Call	30,667	$95.00

October 2011 - December 2011	Call	30,667	$86.21

October 2011 - December 2011	Spread Swap	46,000	$17.25

January 2012 - March 2012	Spread Swap	30,334	$16.75

January 2012 - March 2012	Swap	10,000	$89.00

January 2012 - March 2012	Swap	8,000	$88.24

January 2012 - March 2012	Swap	6,000	$86.80

January 2012 - September 2012	Swap	24,356	$82.25

January 2012 - December 2012	Put	3,660	$110.00

April 2012 - June 2012	Swap	6,000	$88.52

April 2012 - June 2012	Swap	6,000	$87.05

April 2012 - June 2012	Swap	5,000	$87.50

July 2012 - September 2012	Swap	12,000	$88.76

July 2012 - September 2012	Swap	5,000	$87.80

October 2012 - December 2012	Swap	39,867	$84.00

January 2013 - June 2013	Swap	21,117	$84.70

January 2013 - December 2013	Call	13,292	$125.00

July 2013 - December 2013	Swap	15,333	$85.50

January 2014 - June 2014	Swap	24,133	$85.40

July 2014 - September 2014	Swap	21,467	$85.90

Additional information regarding derivatives can be referenced in Note 3, Fair Value Measurements.

6.	Equity Method Investments

Attune Australia

In November 2007, the Company purchased a 50% interest in Attune Australia LLC (“Attune”) for $7.2 million from RAAM Exploration LLC. Concordia Resources Inc., a related party, owns the remaining 50% of Attune Australia LLC. Attune’s operations consist of its ownership of an overriding royalty interest in an Australian oil field that began producing oil in November 2007. Due to the Company’s ability to exercise significant influence on this entity, the Company has accounted for the investment in Attune using the equity method.

The Company evaluates its equity method investments on a quarterly basis to ensure proper accounting treatment is being applied. During the Company’s equity method investment review in the third quarter of 2011, new information regarding this investment was identified indicating that the joint venture which had been operating this oil field was no longer in a stable financial position and it appears unlikely that there will be production from this oil field in the foreseeable future. Given that there is no expected revenue stream from this investment, the Company believes that the investment has incurred an other than temporary impairment (“OTTI”) and should be written down to zero. The result of this analysis was a $2.0 million OTTI charge, which was recorded in the Consolidated Statements of Operations in Loss from Equity Method Investments.

7.	Debt

2015 Senior Secured Notes

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the revolving credit facility and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the initially issued notes, although they bear a different CUSIP number than the Original Notes until they are no longer restricted securities under the Securities Act of 1933. On October 18, 2011, the Company initiated an exchange offer to register all of the Additional Notes that expires on November 18, 2011, unless extended by the Company.

As of September 30, 2011, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of September 30, 2011. At September 30, 2011, the fair value of the Notes was estimated to be $201.5 million, based on the prices the bonds have recently been quoted at in the market.

The Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility. The Notes and the guarantees are secured by a security interest in substantially all of our and our existing future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Amended Revolving Credit Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the notes is subordinated and junior to liens securing our Amended Revolving Credit Facility.

Amended Revolving Credit Facility

On September 24, 2010, an amendment to the Company’s Revolving Credit Facility established a new borrowing base of $62.5 million which was undrawn at September 30, 2011. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. As of September 30, 2011, the Company was in compliance with all covenants under this agreement.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) with a balance of $2.9 million at September 30, 2011 related to the construction of the Houston office building. The GECF note requires monthly installments of principal and interest in the amount of $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2011, the Company entered into an agreement to finance the premiums for its annual insurance policies with Imperial Credit Corporation. The finance agreement requires monthly installments of principal and interest in the amount of $0.9 million until February 1, 2012. There are no covenant requirements under this agreement.

8.	Income Taxes

The Income tax provision for the three months ended September 30, 2011 was $5.5 million or an effective tax rate of 37.0%, compared to $2.0 million or an effective tax rate of 38.7% for the three months ended September 30, 2010. The Income tax provision for the nine months ended September 30, 2011 was $17.5 million or an effective tax rate of 36.6%, compared to $19.2 million or an effective tax rate of 36.6% for the nine months ended September 30, 2010.

9.	Shareholders’ Equity

During 2011, dividends were paid at $25.00 per share to shareholders of record as of March 1, 2011, June 15, 2011 and September 15, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2010, June 15, 2010 and September 1, 2010.

10.	Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $1.1 million and $734,000 at September 30, 2011 and December 31, 2010, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $8.5 million and $4.5 million at September 30, 2011 and December 31, 2010, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

11.	Commitments and Contingencies

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

12.	Other Comprehensive Income

The Company had Other comprehensive income of $15.1 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively. The Company had Other comprehensive income of $30.2 million and $26.2 million for the nine months ended September 30, 2011 and 2010, respectively.

13.	Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. During 2010 RAAM Global issued the Original Notes and during 2011 RAAM Global issued the Additional Notes, described in Note 7, Debt. Each of RAAM Global’s wholly owned subsidiaries are guarantors of the Notes. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010 and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At September 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Subsidiary Non-guarantor	Non-guarantor VIEs	Eliminations	Consolidated

Assets

Current assets:

Cash and cash equivalents	$69,029	$17,804	$167	$14	$–	$87,014

Receivables, net	3,983	45,274	–	32	(8,065)	41,224

Commodity derivatives – current portion	–	7,420	–	–	–	7,420

Prepaids and other current assets	1,909	10,271	–	–	–	12,180

Total current assets	74,921	80,769	167	46	(8,065)	147,838

Net oil and gas properties	50,786	447,977	8,233	8,087	–	515,083

Total other assets	32,311	240,589	–	–	(244,630)	28,270

Total assets	$158,018	$769,335	$8,400	$8,133	$(252,695)	$691,191

Liabilities and shareholders’ equity

Current liabilities:

Payables and accrued liabilities	$1,359	$60,605	$31	$8,147	$(8,065)	$62,077

Advances from joint interest partners	–	1,003	–	–	–	1,003

Commodity derivatives – current portion	–	564	–	–	–	564

Asset retirement obligations – current portion	–	428	–	–	–	428

Long-term debt – current portion	126	3,594	–	–	–	3,720

Deferred income taxes – current portion	–	357	–	–	–	357

Total current liabilities	1,485	66,551	31	8,147	(8,065)	68,149

Noncurrent liabilities:

Asset retirement obligations	875	22,708	172	79	–	23,834

Long-term debt	2,754	–	–	–	–	2,754

Senior secured notes	199,974	–	–	–	–	199,974

Deferred income taxes	5,199	101,252	1,410	–	–	107,861

Total noncurrent liabilities	208,802	123,960	1,582	79	–	334,423

Total liabilities	210,287	190,511	1,613	8,226	(8,065)	402,572

Total shareholders’ equity	(52,269)	578,824	6,787	(93)	(244,630)	288,619

Total liabilities and shareholders’ equity	$158,018	$769,335	$8,400	$8,133	$(252,695)	$691,191

Condensed Consolidating Balance Sheets

At December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Assets

Current assets:

Cash and cash equivalents	$45,683	$35,320	$29	$–	$81,032

Receivables, net	3,491	52,019	528	(8,968)	47,070

Commodity derivatives – current portion	–	9,377	–	–	9,377

Prepaids and other current assets	1,724	6,260	–	–	7,984

Total current assets	50,898	102,976	557	(8,968)	145,463

Net oil and gas properties	55,808	370,000	11,142	–	436,950

Total other assets	34,444	270,496	–	(290,067)	14,873

Total assets	$141,150	$743,472	$11,699	$(299,035)	$597,286

Liabilities and shareholders’ equity

Current liabilities:

Payables and accrued liabilities	$6,423	$37,490	$8,448	$(8,968)	$43,393

Commodity derivatives – current portion	–	1,973	–	–	1,973

Asset retirement obligations – current portion	–	2,406	–	–	2,406

Long-term debt – current portion	110	1,002	–	–	1,112

Deferred income taxes – current portion	–	1,810	–	–	1,810

Total current liabilities	6,533	44,681	8,448	(8,968)	50,694

Noncurrent liabilities:

Commodity derivatives	–	861	–	–	861

Asset retirement obligations	872	19,923	151	–	20,946

Long-term debt	2,860	–	–	–	2,860

Senior secured notes	148,681	–	–	–	148,681

Deferred income taxes	5,198	84,827	845	–	90,870

Total noncurrent liabilities	157,611	105,611	996	–	264,218

Total liabilities	164,144	150,292	9,444	(8,968)	314,912

Noncontrolling interest	–	–	2,467	–	2,467

Total shareholders’ equity	(22,994)	593,180	(212)	(290,067)	279,907

Total liabilities and shareholders’ equity	$141,150	$743,472	$11,699	$(299,035)	$597,286

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$193	$25,322	$1,255	$–	$–	$26,770

Oil sales	259	25,713	1,312	–	–	27,284

Total revenues	452	51,035	2,567	–	–	54,054

Costs and expenses:

Production and delivery costs	99	7,920	137	–	–	8,156

Workover costs	20	4,489	59	–	–	4,568

Depreciation, depletion and amortization	1,118	12,266	1	2	–	13,387

General and administrative expenses	1,364	3,450	–	1	–	4,815

Derivative expense	–	822	–	–	–	822

Total operating expense	2,601	28,947	197	3	–	31,748

Income from operations	(2,149)	22,088	2,370	(3)	–	22,306

Other income (expenses):

Interest expense, net	(5,329)	(108)	–	–	–	(5,437)

Loss from equity investment	(2,044)	–	–	–	–	(2,044)

Other, net	–	(30)	–	–	–	(30)

Total other income (expenses)	(7,373)	(138)	–	–	–	(7,511)

Income (loss) before taxes	(9,522)	21,950	2,370	(3)	–	14,795

Income tax provision	(1,050)	6,526	4	–	–	5,480

Net income (loss) including noncontrolling interest	$(8,472)	$15,424	$2,366	$(3)	$ –	$9,315

Net loss attributable to noncontrolling interest (net of tax)	–	–	–	(3)	–	(3)

Net income (loss) attributable to RAAM Global	$(8,472)	$15,424	$2,366	$–	$ –	$9,318

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$180	$22,451	$646	$–	$23,277

Oil sales	207	17,267	509	–	17,983

Total revenues	387	39,718	1,155	–	41,260

Costs and expenses:

Production and delivery costs	76	6,668	86	–	6,830

Workover costs	2	3,988	–	–	3,990

Depreciation, depletion and amortization	2,811	16,380	550	–	19,741

General and administrative expenses	1,126	2,766	–	–	3,892

Derivative expense	–	37	–	–	37

Total operating expense	4,015	29,839	636	–	34,490

Income from operations	(3,628)	9,879	519	–	6,770

Other income (expenses):

Interest expense, net	(577)	(1,088)	–	–	(1,665)

Other, net	7	(1)	–	–	6

Total other income (expenses)	(570)	(1,089)	–	–	(1,659)

Income (loss) before taxes	(4,198)	8,790	519	–	5,111

Income tax provision	4,500	(2,805)	285	–	1,980

Net income (loss) including noncontrolling interest	$(8,698)	$11,595	$234	$–	$3,131

Net income attributable to noncontrolling interest (net of tax)	–	–	234	–	234

Net income (loss) attributable to RAAM Global	$(8,698)	$11,595	$–	$–	$2,897

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2011

	00000	00000	00000	00000	00000	00000
	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$589	$72,728	$1,255	$1,622	$–	$76,194

Oil sales	728	70,541	1,312	1,609	–	74,190

Total revenues	1,317	143,269	2,567	3,231	–	150,384

Costs and expenses:

Production and delivery costs	313	23,836	137	222	–	24,508

Workover costs	20	5,666	59	41	–	5,786

Depreciation, depletion and amortization	5,272	38,281	1	896	–	44,450

General & administrative expenses	3,932	9,219	–	8	–	13,159

Bad debt expense	–	770	–	–	–	770

Derivative expense	–	283	–	–	–	283

Total operating expense	9,537	78,055	197	1,167	–	88,956

Income from operations	(8,220)	65,214	2,370	2,064	–	61,428

Other income (expenses):

Interest expense, net	(11,523)	(262)	–	–	–	(11,785)

Loss from equity investment	(2,044)	–	–	–	–	(2,044)

Other, net	184	(33)	–	–	–	151

Total other income (expenses)	(13,383)	(295)	–	–	–	(13,678)

Income (loss) before taxes	(21,603)	64,919	2,370	2,064	–	47,750

Income tax provision	950	15,948	4	588	–	17,490

Net income (loss) including noncontrolling interest	$(22,553)	$48,971	$2,366	$1,476	$–	$30,260

Net income attributable to noncontrolling interest (net of tax)	–	–	–	1,476	–	1,476

Net income (loss) attributable to RAAM Global	$(22,553)	$48,971	$2,366	$–	$–	$28,784

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Revenues:

Gas sales	$864	$89,148	$1,853	$–	$91,865

Oil sales	675	58,651	1,654	–	60,980

Total revenues	1,539	147,799	3,507	–	152,845

Costs and expenses:

Production and delivery costs	280	21,125	237	–	21,642

Workover costs	22	6,035	–	–	6,057

Depreciation, depletion and amortization	8,442	49,190	1,651	–	59,283

General and administrative expenses	2,873	7,393	17	–	10,283

Derivative expense	–	345	–	–	345

Total operating expense	11,617	84,088	1,905	–	97,610

Income from operations	(10,078)	63,711	1,602	–	55,235

Other income (expenses):

Interest expense, net	(661)	(2,641)	–	–	(3,302)

Other, net	72	469	–	–	541

Total other income (expenses)	(589)	(2,172)	–	–	(2,761)

Income (loss) before taxes	(10,667)	61,539	1,602	–	52,474

Income tax provision	14,545	4,227	422	–	19,194

Net income (loss) including noncontrolling interest	$(25,212)	$57,312	$1,180	$–	$33,280

Net income attributable to noncontrolling interest (net of tax)	–	–	1,180	–	1,180

Net income (loss) attributable to RAAM Global	$(25,212)	$57,312	$–	$–	$32,100

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(19,960)	$125,610	$2,536	$5,808	$–	$113,994

Investing activities
Change in investments between affiliates	19,191	(17,070)	(2,121)	–	–	–
Change in advances from joint interest partners	–	1,003	–	–	–	1,003
Payment of prepaid drilling expenses	–	(14,000)	–	–	–	(14,000)
Additions to oil and gas properties and equipment	(78)	(117,776)	(248)	(5,823)	–	(123,925)
Purchase of noncontrolling interest	(21,000)	–	–	–	–	(21,000)
Proceeds from net sales of oil and gas properties	–	2,125	–	–	–	2,125

Net cash used in investing activities	(1,887)	(145,718)	(2,369)	(5,823)	–	(155,797)

Financing activities
Proceeds from long-term borrowings	–	8,037	–	–	–	8,037
Payments on long-term borrowings	(89)	(5,445)	–	–	–	(5,534)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	–	–	–	–	51,250
Deferred bond costs	(1,468)	–	–	–	–	(1,468)
Payment of dividends	(4,500)	–	–	–	–	(4,500)

Net cash provided by financing activities	45,193	2,592	–	–	–	47,785

Increase (decrease) in cash and cash equivalents	23,346	(17,516)	167	(15)	–	5,982
Cash and cash equivalents, beginning of period	45,683	35,320	–	29	–	81,032

Cash and cash equivalents, end of period	$69,029	$17,804	$167	$14	$–	$87,014

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(18,485)	$104,619	$2,372	$–	$88,506

Investing activities
Change in investments	–	149	–	–	149
Change in investments between affiliates	(76,047)	76,047	–	–	–
Change in advances from joint interest partners	–	(1,052)	–	–	(1,052)
Additions to oil and gas properties and equipment	(172)	(39,555)	(2,379)	–	(42,106)

Net cash provided by (used in) investing activities	(76,219)	35,589	(2,379)	–	(43,009)

Financing activities
Proceeds from long-term borrowings	–	8,874	–	–	8,874
Payments on long-term borrowings	(74)	(114,943)	–	–	(115,017)
Proceeds from issuance of 12.5% Senior Notes due 2015	148,629	–	–	–	148,629
Deferred bond costs	(6,486)	(7)	–	–	(6,493)
Payment of dividends	(4,500)	–	–	–	(4,500)

Net cash provided by (used in) financing activities	137,569	(106,076)	–	–	31,493

Increase (decrease) in cash and cash equivalents	42,865	34,132	(7)	–	76,990
Cash and cash equivalents, beginning of period	3,190	25,681	17	–	28,888

Cash and cash equivalents, end of period	$46,055	$59,813	$10	$–	$105,878

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Form S-4. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Item 1A of this report, along with “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report, and the risk factors described in our registration statement on Form S-4 for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Our assets create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities. Current development projects are focused on three main areas: shallow waters offshore, onshore conventional assets in Texas, Louisiana and Oklahoma, and unconventional assets in Oklahoma and California. We have selectively acquired and accumulated a portfolio of oil and gas leases in both oil and gas prone unconventional areas domestically. We plan to continue to augment our Gulf Coast production, increase our proved reserves and the reserve life of our portfolio through the development of these unconventional assets.

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

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA (as defined below). The following table contains financial and operational data for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Average daily production:

Oil (Bbl per day)	3,187	2,667	2,858	3,038

Natural gas (Mcf per day)	54,167	38,779	47,700	44,941

Oil equivalents (Boe per day)	12,215	9,130	10,808	10,528

Average prices: (1)

Oil ($/Bbl)	$91.30	$94.88	$97.65	$73.53

Natural gas ($/Mcf)	$5.48	$5.04	$5.70	$7.49

Oil equivalents ($/Boe)	$48.10	$49.12	$50.97	$53.18

Production expense ($/Boe)	$7.26	$8.13	$8.31	$7.53

General and administrative expense ($/Boe)	$4.28	$4.63	$4.46	$3.58

Net income (in thousands)	$9,318	$2,897	$28,784	$32,100

EBITDA (2) (in thousands)	$33,692	$26,350	$102,693	$114,040

(1)	Average prices presented give effect to our hedging. Please see “— Oil and Gas Hedging” for a discussion of our hedging activities.

(2)

EBITDA as used herein represents net income before interest expense, income taxes, depreciation, depletion and amortization. We present EBITDA because some investors believe it is an important supplemental measure of our performance, frequently used in evaluating companies in our industry. EBITDA is not a measurement of our financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA for the periods indicated in thousands.

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010

In thousands

Net income	$9,318	$2,897	$28,784	$32,100

Interest expense	5,507	1,732	11,969	3,463

Depreciation, depletion and amortization	13,387	19,741	44,450	59,283

Income taxes	5,480	1,980	17,490	19,194

EBITDA	$33,692	$26,350	$102,693	$114,040

Results of Operations

The following table sets forth the unaudited results of operations for the three and nine months ended September 30, 2011 and 2010 in thousands.

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010

Revenues:

Gas sales	$ 26,770	$23,277	$76,194	$91,865

Oil sales	27,284	17,983	74,190	60,980

Total revenues	54,054	41,260	150,384	152,845

Costs and expenses:

Production and delivery costs	8,156	6,830	24,508	21,642

Workover costs	4,568	3,990	5,786	6,057

Depreciation, depletion and amortization	13,387	19,741	44,450	59,283

General and administrative expenses	4,815	3,892	13,159	10,283

Bad debt expense	–	–	770	–

Derivative expense	822	37	283	345

Total operating expense	31,748	34,490	88,956	97,610

Income from operations	22,306	6,770	61,428	55,235
Other income (expenses):

Interest expense, net	(5,437)	(1,665)	(11,785)	(3,302)

Loss from equity investment	(2,044)	–	(2,044)	–

Other, net	(30)	6	151	541

Total other income (expenses)	(7,511)	(1,659)	(13,678)	(2,761)

Income before taxes	14,795	5,111	47,750	52,474

Income tax provision	5,480	1,980	17,490	19,194

Net income including noncontrolling interest	$ 9,315	$3,131	$30,260	$33,280

Net income (loss) attributable to noncontrolling interest (net of tax)	(3)	234	1,476	1,180

Net income attributable to RAAM Global	$ 9,318	$2,897	$28,784	$32,100

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended September 30, 2011 increased to 1.1 MMBoe from 0.8 MMBoe for the three months ended September 30, 2010. During the three months ended September 30, 2011, production from new discoveries in the Yegua area onshore Texas were offset by normal production declines in the more mature fields of West Cameron in the federal waters and in a mature well in Breton Sound 45 in Louisiana state waters. We also experienced downtime from mandated shut-ins of wells during tropical storms in the Gulf of Mexico.

Total revenues. Total revenues for the three months ended September 30, 2011 increased to $54.1 million from $41.3 million for the three months ended September 30, 2010. The increase in revenue was mainly attributable to higher volumes of oil and gas production, offset partially by a decrease in oil prices. The average sales price for the three months ended September 30, 2011 was $48.10 per Boe as compared to $49.12 per Boe for the three months ended September 30, 2010.

Operating costs and expenses

Production and delivery costs. Production and delivery costs were $8.2 million, or $7.26 per Boe, for the three months ended September 30, 2011, and $6.8 million, or $8.13 per Boe, for the comparable period in 2010. The increase in production and delivery costs was primarily attributable to more repair and maintenance costs and enhanced regulatory and compliance efforts required on our platforms.

Workover costs. Our workover costs for the three months ended September 30, 2011 were $4.6 million, or $4.06 per Boe, and $4.0 million in the comparable period of 2010, or $4.75 per Boe. The increase in workover costs from the comparable period in 2010 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2011 decreased to $13.4 million from $19.7 million in the three months ended September 30, 2010. The decrease in depreciation, depletion and amortization was primarily due to a decrease in the depletion rate based on the calculation which uses higher future gross revenues on reserves existing in 2011 compared to 2010.

General and administrative expenses. General and administrative expense increased to $4.8 million during the three months ended September 30, 2011, from $3.9 million in the comparable period in 2010. The increase in general and administrative expense was primarily due to higher salaries and office rent from the establishment of a Denver office location, increased consultant compensation for the use of more specialized consultants on technical projects and additional accounting and legal fees incurred for regulatory compliance matters pursuant to the registration of the Additional Notes.

Interest expense. Net interest expense increased to $5.4 million for the three months ended September 30, 2011, from $1.7 million for the three months ended September 30, 2010 due to higher outstanding debt balances and interest rates associated with the issuance of the Notes in late September 2010 and mid-July 2011. Debt balances averaged $191.8 million during the three months ended September 30, 2011 and $103.3 million during the three months ended September 30, 2010. Interest rates averaged 12.5% during the three months ended September 30, 2011 and 4.17% during the three months ended September 30, 2010. The increase in interest rates was due to the issuance of the Notes and using a portion of the proceeds from the Original Notes offering to repay all of the outstanding indebtedness under the revolving credit facility.

Loss from equity investment. During the three months ended September 30, 2011, the Company recorded an OTTI charge of $2.0 million on our Attune Australia investment.

Income tax provision. For the three months ended September 30, 2011, the Company recorded income tax expense of $5.5 million as compared to income tax expense of $2.0 million for the three months ended September 30, 2010. Income tax expense recognized was based on an effective tax rate calculation of approximately 37.0% at September 30, 2011 and approximately 38.7% at September 30, 2010. Our effective tax rate differs from the statutory federal income tax rate primarily because of state and local income taxes, domestic production activities deductions, and percentage of depletion in excess of basis.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Oil and natural gas production. Oil and natural gas production for the nine months ended September 30, 2011 increased to 3.0 MMBoe from 2.9 MMBoe for the nine months ended September 30, 2010. The increase in production during the period was mainly due to production from new discoveries during the second and third quarters of 2011 partially offset by normal production declines of more mature wells and mandated shut-ins during tropical storms in the Gulf of Mexico.

Total revenues. Total revenues for the nine months ended September 30, 2011 decreased to $150.4 million from $152.8 million for the nine months ended September 30, 2010. The decrease in revenue was mainly attributable to lower gas prices which were partially offset by the increase in oil prices. The average sales price for the nine months ended September 30, 2011 was $50.97 per Boe as compared to $53.18 per Boe for the nine months ended September 30, 2010.

Operating costs and expenses

Production and delivery costs. Production and delivery costs increased to $24.5 million, or $8.31 per Boe, for the nine months ended September 30, 2011, up from $21.6 million, or $7.53 per Boe, for the comparable period in 2010. The increase in production and delivery costs was primarily attributable to more repair and maintenance costs and enhanced regulatory and compliance efforts required on our platforms.

Workover costs. Our workover costs for the nine months ended September 30, 2011 decreased to $5.8 million, or $1.96 per Boe, from $6.1 million in the comparable period of 2010, or $2.11 per Boe. The decrease in workover costs from the comparable period in 2010 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2011 decreased to $44.5 million from $59.3 million in the comparable period in 2010. The decrease in depreciation, depletion and amortization was primarily due to a decrease in the depletion rate based on the calculation which uses higher future gross revenues on reserves existing in 2011 compared to 2010.

General and administrative expenses. General and administrative expense increased to $13.2 million during the nine months ended September 30, 2011, from $10.3 million in the comparable period in 2010. The increase in general and administrative expense is primarily due to higher salaries and office rent from the establishment of a Denver office location, increased consultant compensation for the use of more specialized consultants on technical projects and additional accounting and legal fees incurred for regulatory compliance matters pursuant to the registration of the Notes.

Bad debt expense. Bad debt expense increased to $0.8 million during the nine months ended September 30, 2011, from zero in the comparable period in 2010. This increase is due to an analysis indicating that amounts owed to the Company by one customer are anticipated to be uncollectible.

Interest expense. Net interest expense increased to $11.8 million for the nine months ended September 30, 2011, from $3.3 million for the nine months ended September 30, 2010 due to higher outstanding debt balances and interest rates associated with the issuance of the Notes in late September 2010 and mid-July 2011. Debt balances averaged $184.4 million during the nine months ended September 30, 2011 and $107.8 million during the nine months ended September 30, 2010. Interest rates averaged 12.50% during the nine months ended September 30, 2011 and 3.68% during the nine months ended September 30, 2010. The increase in interest rates is due to the Company issuing the Notes and using a portion of the proceeds from the Original Notes offering to repay all of the outstanding indebtedness under the revolving credit facility.

Loss from equity investment. During the nine months ended September 30, 2011, the Company recorded an OTTI charge of $2.0 million on our Attune Australia investment.

Income tax provision. For the nine months ended September 30, 2011, the Company recorded income tax expense of $17.5 million as compared to income tax expense of $19.2 million for the nine months ended September 30, 2010. Income tax expense recognized was based on an effective tax rate calculation of 36.6% at September 30, 2011 and 2010. Our effective tax rate differs from the statutory federal income tax rate primarily because of state and local income taxes, domestic production activities deductions, and percentage of depletion in excess of basis.

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

The Company spent approximately $138 million on capital expenditures during the first nine months of 2011. We anticipate spending an additional $96 million on capital expenditures during the remainder of 2011. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

Our total 2011 capital expenditure budget is approximately $234 million, of which approximately $138 million was expended in the first nine months of 2011 including $14 million of prepaid drilling and exploration in Oklahoma, which is recorded in Other assets. The remaining capital budget of $96 million consists of:

•	$35 million for geological and geophysical costs, including $27 million leasing in two new prospect areas in Colorado and Texas;

•	$18 million for Louisiana state water drilling and development prospects;

•	$1 million for onshore drilling and development prospects in Alabama, Mississippi and Louisiana;

•	$6 million for onshore drilling and development prospects in Texas;

•	$6 million for onshore drilling and development prospects in Oklahoma and California;

•	$27 million for final completion operations and platform and infrastructure upgrades for all project areas; and

•	$3 million for plugging and abandonment costs primarily for offshore properties.

While we have budgeted $96 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2011 capital budget has been funded from debt financing and our cash flows from operations. We believe the proceeds from the Notes and cash flows from operations should be sufficient to fund the remainder of our 2011 capital expenditure budget.

During October 2011, the operator of the New Mexico wells we have an interest in informed the Company that they have decided to plug and abandon the five wells which were previously being tested. Our share of the operator’s budget to plug and abandon these wells is approximately $0.5 million, which is included in the budget discussed above.

As of September 30, 2011 we had no indebtedness outstanding under our revolving credit facility (the “Amended Revolving Credit Facility”) and $200 million in Notes outstanding.

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

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30
	2011	2010

In thousands

Net cash provided by operating activities	$113,994	$88,506

Net cash used in investing activities	(155,797)	(43,009)

Net cash provided by financing activities	47,785	31,493

Net increase in cash and cash equivalents	$5,982	$76,990

Cash flows provided by operating activities

Operating activities provided cash totaling $114.0 million during the nine months ended September 30, 2011 as compared to cash provided by operating activities of $88.5 million during the nine months ended September 30, 2010. The increase in operating cash flows during the nine months ended September 30, 2011 was principally attributable to higher accounts payable balances during the period and increased revenues payable to our partners offset by the payment of interest on our Notes at September 30, 2011.

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

Cash flows used in investing activities

Investing activities used cash totaling $155.8 million during the nine months ended September 30, 2011 as compared to cash used in investing activities of $43.0 million during the comparable period in 2010. Cash used in investing activities during the nine months ended September 30, 2011 increased as compared to the same period of 2010 primarily because of increased drilling in Louisiana state waters, the implementation of an active drilling program for its prospects onshore Texas and a $14.0 million prepayment for Oklahoma drilling expenses.

Our capital expenditures for drilling, development and acquisition costs for the nine months ended September 30, 2011 and 2010 are summarized in the following table (in thousands):

	Nine Months Ended September 30
	2011	2010

Project Area

Federal	$4,249	$9,166

Shallow State Waters	46,390	7,367

Onshore Texas, Louisiana and Mississippi	60,107	16,719

Oklahoma and Mid-Continent	27,179	8,854

Total	$137,925	$42,106

Cash flows provided by financing activities

Financing activities provided cash totaling $47.8 million during the nine months ended September 30, 2011 as compared to cash provided by financing activities of $31.5 million during the comparable period in 2010. Cash flows provided by financing activities during the first nine months of 2011 consisted primarily of $51.3 million in proceeds from the issuance of the Additional Notes and $8.0 million in proceeds from insurance premium financing offset by payments of $10.0 million on borrowings and shareholder dividends. Cash flows provided by financing activities during the first nine months of 2010 were mainly comprised of $148.6 million in proceeds from the issuance of the Original Notes and $8.9 million in proceeds from insurance premium financing offset by payments of $119.5 million on the Company’s revolving credit facility, insurance premium note payable and shareholder dividends.

Off-Balance Sheet Arrangements

As of September 30, 2011 the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At September 30, 2011, on a BOE basis, commodity derivative instruments were in place covering approximately 36% of our projected oil and natural gas sales through 2011, approximately 27% of our projected oil and natural gas sales for 2012, approximately 26% of our projected oil and natural gas sales for 2013 and approximately 8% of our projected oil and natural gas sales for 2014. Approximately 35% of the Company’s remaining 2011 gas production, approximately 23% of the Company’s 2012 gas production, approximately 27% of the Company’s 2013 gas production, approximately 39% of the Company’s remaining 2011 oil production, approximately 37% of the Company’s 2012 oil production, approximately 24% of the Company’s 2013 oil production and approximately 24% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Notes to Unaudited Condensed Consolidated Financial Statements–Note 5, Commodity Derivative Instruments and Hedging

Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of September 30, 2011, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price

	Total Futures		Total Options

	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Floor

Period

2011(1)	39,000	$86.21	8,333	$91.80

2012	42,667	$81.84	–	$–

2013	18,225	$81.79	–	$–

2014 (2)	17,433	$85.55	–	$–

(1)  Average hedged volume is calculated for the remainder of the 2011 year.

(2)  The Company currently does not have any volumes hedged for futures in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

As of September 30, 2011, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price

	Total Futures		Total Options

	Volume in Mbtu/Mo	Weighted Average Fixed Price	Volume in Mbtu/Mo	Estimated Price(2)

Period

2011(1)	537,333	$5.47	101,667	$4.94

2012	307,833	$5.23	152,500	$5.01

2013	152,083	$5.40	152,500	$5.46

(1)  Average hedged volume is calculated for the remainder of the 2011 year.

(2)  For the period remaining in 2011 and for 2012 and 2013, the Company has entered into protective spreads where the price to be realized by the Company is dependent on the NYMEX contract closing price. The Company has estimated the price it will receive based on the closing NYMEX prices as of September 30, 2011.

Each of these transactions were designated as cash flow hedges. Please see “Notes to Unaudited Condensed Consolidated Financial Statements–Note 2, Basis of Presentation and Significant Accounting Policies” included in Part I, Item 1 for additional discussion regarding the accounting applicable to our hedging program.

Senior Secured Notes

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the revolving credit facility and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the initially issued notes, although they bear a different CUSIP number than the Original Notes until they are no longer restricted securities under the Securities Act of 1933. On October 18, 2011, the Company initiated an exchange offer to register all of the Additional Notes that expires on November 18, 2011, unless extended by the Company.

As of September 30, 2011, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of September 30, 2011.

The Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility. The Notes and the guarantees are secured by a security interest in substantially all of our and our existing future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Amended Revolving Credit Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the Notes is subordinated and junior to liens securing our Amended Revolving Credit Facility.

Amended Revolving Credit Facility

Effective as of September 24, 2010, we entered into an amended revolving credit facility (the “Amended Revolving Credit Facility”). Century Exploration New Orleans, LLC and Century Exploration Houston, LLC are the borrowers under our Amended Revolving Credit Facility and the Company, Century Exploration Resources, LLC, Sita Energy LLC and Windstar Energy, LLC guarantee their obligations thereunder. Our Amended Revolving Credit Facility provides for a revolving line of credit in an aggregate principal amount of up to $62.5 million. Loans under the Amended Revolving Credit Facility are denominated in U.S. dollars. Union Bank, N.A. acts as administrative agent and collateral agent for the revolving credit facilities. The Amended Revolving Credit Facility has a two-year maturity.

Borrowings under our Amended Revolving Credit Facility are limited to a borrowing base calculated based on our proved reserves. Borrowings bear interest at a floating rate equal to either the prime rate of interest in effect from time to time (plus a certain percentage in certain circumstances) or LIBOR plus a certain percentage based on the amount of availability under our Amended Revolving Credit Facility. As of September 30, 2011, the Company had no borrowings outstanding under the credit facility.

Our obligations under the Amended Revolving Credit Facility are secured by a lien on substantially all of our and our subsidiaries’ current and fixed assets (subject to certain exceptions).

Critical Accounting Policies and Estimates

This Quarterly Report on Form 10-Q has been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.

There have been no changes to our critical accounting policies from those disclosed in our Form S-4.

Recently Issued Accounting Pronouncements

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the nine months ended September 30, 2011, our annual revenue would increase or decrease by approximately $10.4 million for each $10.00 per barrel change in crude oil prices and $17.4 million for each $1.00 per MMBtu change in natural gas prices.

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

For a further discussion of our hedging activities including a list of the commodity derivatives held by the Company, please see “Notes to Unaudited Condensed Consolidated Financial Statements — Note 3, Fair Value Measurements” and “Notes to Unaudited Condensed Consolidated Financial Statements — Note 5, Commodity Derivative Instruments and Hedging Activities” included in this report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($4.9 million at September 30, 2011) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($32.2 million in receivables at September 30, 2011). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. No debt was outstanding under the Amended Revolving Credit Facility at September 30, 2011. The majority of our long-term debt obligations consist of the outstanding senior notes, which have a fixed interest rate; therefore, we are not exposed to interest rate risk through these notes and our overall interest rate risk exposure is low. For additional information regarding our Amended Revolving Credit Facility, see Part I, Item 2 “Management’s Discussion and Analysis Financial Condition and Results of Operations — Amended Revolving Credit Facility.” We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

The following risk factors should be read in conjunction with our risk factors described in the Form S-4. You should carefully consider each of the risks described below and contained in our Form S-4, together with all of the other information contained in the Form S-4 and this report, including our unaudited condensed consolidated financial statements and related notes. You should also consider the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements.” Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and gas from new wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents on regulating requirements for companies that plan to conduct hydraulic fracturing using diesel. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a number of federal agencies are analyzing a number of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with initial results expected to be available by late 2012 and final results by 2014. In addition, the U.S. Department of Energy and the U.S. Government Accountability Office are studying different aspects of how hydraulic fracturing might adversely affect the environment, and the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. A committee of the United States House of Representatives also has conducted an investigation of hydraulic fracturing practices. Additionally, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the U.S. Securities and Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the Safe Drinking Water Act or under newly established legislation. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure, or well construction requirements on hydraulic fracturing operations . On June 17, 2011, Texas signed into law a bill that requires, subject to certain trade secret protections, disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas and the public. The Louisiana Department of Natural Resources adopted a similar disclosure regulation in October 2011. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Recently proposed rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On July 28, 2011, the U.S. Environmental Protection Agency (“EPA”) issued proposed rules that would subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPS) programs. The EPA proposed rules also include NSPS standards for completions of hydraulically fractured gas wells. These standards include the reduced emission completion (REC) techniques developed in EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards would be applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the proposed regulations under NESHAPS include maximum achievable control technology (MACT) standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact our business.

Item 6.  Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

November 14, 2011	By: RAAM Global Energy Company

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

4.2

Registration Rights Agreement dated as of July 15, 2011, among RAAM Global Energy Company, the Guarantor parties named therein and the Initial Purchasers named therein (incorporated by reference from Exhibit 4.3 to the current report on Form 8-K filed on July 19, 2011 (File No. 333-172897)).

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

10.1

Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (incorporated by reference from Exhibit 10.1 to the current report of Form 8-K filed on August 29, 2011 (File No. 333-172897).

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) the notes to our Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.