Form 10-K
period 2011-12-31
RAAM Global Energy Co
filed 2012-03-27
CIK 1511139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

Form 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2011, the registrant’s common stock was not, and currently is not, listed on an exchange and, therefore, the aggregate market value of the registrant’s common stock held by non-affiliates on such date cannot be reasonably determined.

As of March 23, 2012, there were 62,500 shares of common outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain such identifying words.

Forward looking statements may include statements that relate to, among other things, our:

—	forward looking reserve estimates;

—	future financial and operating performance and results;

—	business strategy and budgets;

—	market prices;

—	technology;

—	financial strategy;

—	amount, nature and timing of capital expenditures;

—	drilling of wells and the anticipated results thereof;

—	oil and natural gas reserves;

—	timing and amount of future production of oil and natural gas;

—	competition and government regulations;

—	operating costs and other expenses;

—	cash flow and anticipated liquidity;

—	prospect development;

—	property acquisitions and sales; and

—	plans, forecasts, objectives, expectations and intentions.

These forward looking statements are based on management’s current beliefs, expectations and assumptions about future events, based on currently available information, as to the outcome and timing of future events. When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this annual report.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward looking statements. Known material factors that could cause are actual results to differ from our forward looking statements include those factors set forth in Item 1A, “Risk Factors” and the following:

—	low and/or declining prices for oil and natural gas;

—	oil and natural gas price volatility;

—	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

—	ability to raise additional capital to fund future capital expenditures;

—	cash flow and liquidity;

—	ability to find, acquire, market, develop and produce new oil and natural gas properties;

—	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

—	geological concentration of our reserves;

—	discovery, acquisition, development and replacement of oil and natural gas reserves;

—	operating hazards attendant to the oil and natural gas business;

—	down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

—	potential mechanical failure or under-performance of significant wells or pipeline mishaps;

—	weather conditions;

—	availability and cost of material and equipment;

—	delays in anticipated start-up dates;

—	actions or inactions of third-party operators of our properties;

—	ability to find and retain skilled personnel;

—	strength and financial resources of competitors;

—	potential defects in title to our properties;

—	federal and state regulatory developments and approvals;

—	possible losses from future litigation;

—	environmental risks;

—	changes in interest rates;

—	developments in oil and natural gas-producing countries;

—	events similar to those of September 11, 2001, Hurricanes Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

—	worldwide political and economic conditions.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward looking statements or projecting any future results based on such statements. Please review the “Risk Factors” included in this annual report so that you are aware of the various risks associated with an investment in the notes.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

All subsequent written and oral forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this annual report.

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

PART I

Item 1. Business

General

We are a privately held oil and natural gas company engaged in the exploration, development, production, exploitation and acquisition of oil and gas properties. Our producing assets are located offshore in the Gulf of Mexico and onshore in Louisiana, Texas and Oklahoma.

We have traditionally focused on acquiring assets in and around the United States Gulf Coast. Over the last decade we have worked to diversify our asset base through the acquisition and development of both conventional onshore assets and long-lived unconventional resource plays that are capable of supporting sustainable growth. Our assets create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities. Current development projects are focused on three main areas: shallow waters offshore, onshore conventional assets in Texas, Louisiana and Oklahoma, and unconventional assets in Oklahoma. We have selectively acquired and accumulated a portfolio of oil and gas leases in both oil and gas prone unconventional areas domestically. We plan to continue to augment our United States Gulf Coast production, increase our proved reserves and the reserve life of our portfolio through the development of these unconventional assets.

At December 31, 2011, we had estimated total proved oil and natural gas reserves of 23.5 MMBoe (55% oil). For 2011, our net daily production averaged 10,927 Boepd, which generated revenue of $199.4 million.

Core Properties

Our core properties include assets offshore in the Gulf of Mexico in Louisiana state waters and United States federal waters, onshore in Texas and Louisiana, and conventional and unconventional assets in Oklahoma.

Offshore

Gulf of Mexico — Louisiana State Waters. We commenced operations in the Breton Sound 53 Field in 1989 and currently operate 16 producing wells from 2 manned production platforms which we own. Average net daily production for the year ended December 31, 2011 was 4,473 Boepd. Our leasehold position encompassed 9,044 net acres with proved reserves of 7,291 MBoe at December 31, 2011. We have had a 76% drilling success rate in the Breton Sound 53 Field since 2000. Historical drilling success has been in the Uvig and Tex W zones above 10,500 feet. Recent development of the field has focused on newly discovered deep plays of the Big Hum and Cris I zones from 10,500 to 17,000 feet.

Gulf of Mexico — Federal Waters. We commenced operations in the shallow water West Cameron 368 Field and Ship Shoal 154 Field in the United States federal waters in 1987 and 1990, respectively, and we currently own and operate 15 wells and 12 production platforms. Average net daily production for the year ended December 31, 2011 from the United States federal waters was 2,029 Boepd. Our leasehold position encompassed 83,056 net acres with proved reserves of 9,430 MBoe as of December 31, 2011.

Onshore

Gulf Coast. We currently have 17 producing wells (16 operated) onshore along the Gulf Coast. Average net daily production for the year ended December 31, 2011 was 4,353 Boepd. Our leasehold position encompassed 35,689 net acres with proved reserves of 5,632 MBoe at December 31, 2011. In Texas, we have focused on the Eocene Yegua/Cook Mountain trend, which produce natural gas with high condensate yields. Average net daily production for the year ended December 31, 2011 was 3,223 Boepd from 11 producing wells. In Louisiana, we have focused on the Lower Miocene Atchafalaya Basin. Average net daily production for the year ended December 31, 2011 was 393 Boepd from 2 producing wells. In addition, we realized 737 Boepd of production for the year ended December 31, 2011 from 4 wells in other areas of Louisiana, Mississippi and Texas.

Resource Plays

Oklahoma. Our leasehold position in the shallow oil Mississippi Chat formation of Oklahoma encompassed approximately 97,000 net acres with proved reserves of 1,003 MBoe at December 31, 2011 and average net daily production for the year ended December 31, 2011 of 72 Boepd from 31 producing wells. Since acquiring the concession in 2007 (including five currently producing wells), we have drilled 21 wells, of which 19 wells have been completed with commercial oil production. In November 2011, we entered into an agreement whereby we divided the original Osage Tribe concession consisting of 74,580 gross concession acres. Under the agreement, the producing acreage consisting of 2,240 gross acres remained under the original 50/50 ownership and we remained as non-operator. The remaining concession was divided into two parcels. We took 100% ownership of the Eastern parcel of the concession consisting of 37,120 gross concession acres (32,480 net concession acres), and we were named as operator. The western parcel is now owned and operated 100% by our Joint Venture Partner. In June 2011, we acquired a 40% interest in another Osage Tribe concession consisting of 60,000 gross concession acres (24,000 net concession acres). This acreage position lies directly east and adjacent to the Eastern Parcel of the original concession which we now own and operate 100% of. We believe the proximity of the two concessions will allow for a more efficient development of the acreage.

Our Operations

Proved Reserves

The following tables set forth our estimated proved crude oil and natural gas reserves and percent of total proved reserves that are proved developed as of December 31, 2011 by reserve category and region. Netherland, Sewell & Associates, Inc., independent petroleum engineers, evaluated properties representing approximately 67% of our proved reserves, and H.J. Gruy and Associates, Inc., independent petroleum engineers, evaluated the remaining properties representing approximately 33% of our proved reserves at December 31, 2011. Our estimated proved reserves at December 31, 2011 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January 2011 through December 2011, without giving effect to derivative transactions, and were held constant throughout the life of the properties. These prices were $92.71 per Bbl for crude oil and oil equivalents and $4.12 per MMBtu for natural gas.

	December 31, 2011
	Crude Oil	Natural Gas
	(MBbls)	(MMcf)
Estimated proved developed producing	2,639	37,384
Estimated proved developed non-producing	2,661	18,722
Estimated proved undeveloped	7,649	6,953
Total estimated proved reserves	12,949	63,059

	Proved Developed		Proved Undeveloped
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Offshore
Federal waters	1,036	3,600	6,681	6,681
Shallow state waters	2,703	27,525
Onshore
Onshore Texas, Louisiana and Mississippi	1,319	24,981	104	272
Resource Plays
Oklahoma	139	—	864	—
California	103	—	—	—
Total	5,300	56,106	7,649	6,953

We have historically added reserves through our exploration program and development activities. Changes in proved reserves were as follows:

	December 31,
In MBoe	2011	2010	2009
Proved reserves beginning of year	18,779	20,204	18,270
Revisions of previous estimates	3,676	836	2,563
Extensions, discoveries and other additions	4,992	1,500	1,927
Production	(3,988)	(3,761)	(4,106)
Purchase of minerals in place	—	—	1,550
Proved reserves end of year	23,459	18,779	20,204

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs. Revisions of 3,676 MBoe during 2011 include additions due to additional production history for our wells drilled onshore in Texas and in the shallow waters of Louisiana. Revisions of 836 MBoe during 2010 include reserve additions for some of our wells in shallow state waters due to remedial work performed during the year. The revisions of 2,563 MBoe during 2009 include a reserve addition of the Barataria Bay reserves due to remedial work which was performed during the year, reserve additions at Breton Sound 53 due to remapping and Jupiter II gas play, reserve additions at Flatts Guitar, reserve additions to Lake Salvadore and Main Pass 45 due to performance additions and a downward revision at West Cameron 368 due to sand production.

Extensions, discoveries and other additions. These are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. During 2011, we had extensions and discoveries of 4,992 MBoe due to new wells drilled onshore in Texas, due to new wells drilled in the shallow waters in Louisiana and due to a well drilled in California. Extensions, discoveries and other additions at December 31, 2010 include new wells drilled onshore in Texas and additional reserves in Oklahoma. Extensions, discoveries and other additions at December 31, 2009 include producing wells in West Cameron 368 Field, Breton Sound 53 Field and Oklahoma.

We expect that a significant portion of future reserve additions will come from our major development projects including the extension and further development of the Breton Sound 53 Field, the expansion of the Eocene Yegua/Cook Mountain producing trend in east Texas, the extension and further development of the shallow oil production in Oklahoma and further development in California. We may also purchase proved properties in strategic acquisitions.

Technology used to establish proved reserves. Under the Securities and Exchange Commission (“SEC”) rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

To establish reasonable certainty with respect to our estimated proved reserves, our internal reserve engineers and Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc., our independent petroleum engineers, employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves, material balance calculation or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using pore volume calculations and performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

Qualifications of technical persons and internal controls over reserves estimation process. In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and guidelines established by the SEC, Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc., our independent petroleum engineers, estimated 100% of our proved reserve information as of December 31, 2011 included in this annual report. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of data furnished to Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc. in their reserves estimation process. Our technical team meets regularly with representatives of Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc. to review properties and discuss methods and assumptions used in Netherland, Sewell & Associates, Inc.’s and H.J. Gruy and Associates, Inc.’s preparation of the year-end reserves estimates. All field and reserve technical information, which is updated annually, is assessed for validity when Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc. hold technical meetings with our internal staff of petroleum engineers, operations and land personnel to discuss field performance and to validate future development plans. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of the Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc. reserve reports are reviewed with representatives of Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc., respectively, and our internal technical staff before dissemination of the information. Additionally, our senior management reviews and approves the Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc. reserve reports and any internally estimated significant changes to our proved reserves on a quarterly basis.

Our Vice President of Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of our reserves estimates. He has a BS degree in Civil Engineering and an MBA in Finance. He has 30 years of industry experience with positions of increasing responsibility in operations, acquisitions, engineering and evaluations. He has worked in the area of reserves and reservoir engineering since 1985 and is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers. He is a registered Professional Engineer in the State of Louisiana. Our Vice President of Reservoir Engineering reports directly to our Senior Vice President of Exploration and our Chief Operating Officer. Reserves estimates are reviewed and approved by senior engineering staff with final approval by our Chief Operating Officer and certain other members of senior management.

Within Netherland, Sewell & Associates, Inc., the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell & Associates, Inc. summary reserve report incorporated herein are Mr. James E. Ball and Mr. David J. Ryan. Mr. Ball has been practicing consulting petroleum engineering at Netherland, Sewell & Associates, Inc. since 1998. Mr. Ball is a Licensed Professional Engineer in the State of Texas (License No. 57700) and has over 30 years of practical experience in petroleum engineering, with over 23 years experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1980 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Ryan has been practicing consulting petroleum geology at Netherland, Sewell & Associates, Inc. since 1995. Mr. Ryan is a Certified Petroleum Geologist in the State of Texas (License No. 3868) and has over 25 years of practical experience in petroleum geosciences, with over 15 years experience in the estimation and evaluation of reserves. He graduated from Central Michigan University with Bachelor Degrees in Geology, Earth Science, and Biology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Within H.J. Gruy and Associates, Inc., the technical person primarily responsible for preparing the estimates set forth in the H.J. Gruy and Associates, Inc. summary reserve report incorporated herein is Mr. Robert Rasor. Mr. Rasor is a Licensed Professional Engineer in the State of Texas (License No. 59534) and has over 35 years of experience in the evaluation of oil and gas reserves. He holds a Bachelor of Science Degree and a Master of Science Degree in Petroleum Engineering from Texas A&M University. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Proved undeveloped reserves. Our proved undeveloped reserves at December 31, 2011 were 8.8 MMBoe, consisting of 7.6 MMBbls of crude oil and 7.0 Bcf of natural gas. There were no material changes in proved undeveloped reserves that occurred during the year. Estimated future development costs relating to the development of 2011 year-end proved undeveloped reserves, as shown in our December 31, 2011 reserve report, is $147 million, of which 2012 and 2013 expenditures are estimated to be $69.5 million and $3.6 million, respectively. All proved undeveloped reserves are scheduled to be drilled by 2015. In addition, one of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease accounts for 88.5% of our proved undeveloped reserves at December 31, 2011 and remains to be drilled or developed. The BOEMRE’s moratorium and substantive changes to regulations for drilling will have an effect on this lease. The amendments to OPA will also affect this lease and our other offshore operations. On January 25, 2011, we filed suit against the United States Government claiming a breach of contract on the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). For additional information regarding this suit, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Capital Expenditure Budget

We have a total capital expenditure budget of $177 million for 2012, which is a 22% decrease over the $227.3 million invested during 2011. The 2012 budget of $177 million does not include an additional $64.5 million of capital expenditures that would be required for the drilling of the Flatt’s Guitar Prospect in the deepwater Gulf of Mexico, should a permit be obtained for that project. Therefore, our capital budget may need to be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

The 2012 capital budget consists of:

—	$48 million for geological and geophysical costs, including leasing;

—	$13 million for Louisiana state water drilling and development;

—	$50 million for onshore conventional drilling and development;

—	$29 million for Oklahoma and California drilling and development; and

—	$37 million for projects in progress; recompletions; and plugging and abandonment.

While we have budgeted $177 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2012 capital budget has been funded from debt financing and our cash flows from operations.

We currently project our remaining 2012 capital expenditures will be funded from existing cash flow and projected cash flow from new wells. While there are no current plans to use the Bank Credit Facility to fund capital expenditures, should the production from new wells and from the success of additional drilling not be sufficient to meet our capital expenditure requirements, the company could use the Bank Credit Facility to bridge any deficiency in order to continue the exploration program.

For additional information please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Developed and Undeveloped Acreage

The following table presents the total gross and net developed and undeveloped acreage by region as of December 31, 2011:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	18,359	16,446	67,159	66,610	85,518	83,056
Shallow waters(2)	8,528	6,065	3,254	2,979	11,782	9,044
Onshore
Texas, Louisiana, Alabama and Mississippi(3)	5,584	2,962	36,977	32,727	42,561	35,689
Resource Plays
Tuscaloosa Marine Shale	—	—	650	89	650	89
Tucumcari Basin Tight Sands	—	—	28,385	4,889	28,385	4,889
Deep Bossier Tight Sands	640	128	5,116	779	5,756	907
Monterey Shale	—	—	32,167	22,088	32,167	22,088
Mississippi lime (OK)	2,240	1,120	197,607	95,880	199,847	97,000
Niobrara	—	—	43,038	23,464	43,038	23,464
Mississippi lime (TX)	—	—	35,378	14,995	35,378	14,995
Total	35,351	26,721	449,731	264,500	485,082	291,221

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.

(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.

(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2011 that will expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	2012		2013		2014
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters	—	—	10,000	10,000	30,000	30,000
Shallow waters	1,021	1,021	661	661	—	—
Onshore
Texas, Louisiana, Alabama and Mississippi	5,996	5,996	11,209	9,007	8,257	8,582
Resource Plays
Tuscaloosa Marine Shale	545	72	105	17	—	—
Tucumcari Basin Tight Sands	—	—	7,878	1,554	—	—
Deep Bossier Tight Sands	4,637	826	—	—	5,756	80
Monterey Shale	1,123	351	4,641	2,758	500	239
Mississippi lime (OK)	—	—	320	160	—	—
Mississippi lime (TX)	—	—	—	—	6,140	3,366
Total	13,322	8,266	34,814	24,157	50,653	42,267

Drilling Activity

During the three years ended December 31, 2011, we drilled exploratory and development wells as set forth in the table below:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	8.0	3.2	2.0	1.3	2.0	1.0
Natural Gas	3.0	2.2	3.0	2.4	2.0	1.9
Dry	2.0	2.0	3.0	2.6	3.0	2.5
Total Exploratory Wells	13.0	7.4	8.0	6.3	7.0	5.4
Development Wells
Oil	—	—	—	—	5.0	2.6
Natural Gas	2.0	1.5	1.0	0.8	—	—
Dry	—	—	—	—	1.0	0.5
Total Development Wells	2.0	1.5	1.0	0.8	6.0	3.1
Total Wells	15.0	8.9	9.0	7.1	13.0	8.5

As of December 31, 2011, in addition to the wells discussed above there were 13 gross (5.2 net) wells in the process of completing or waiting on completion in Oklahoma and there were 5 gross (2.0 net) horizontal wells in the process of being evaluated in Oklahoma. There were 3 gross (2.53) net wells in the process of being drilled at December 31, 2011, two onshore wells in Texas and one offshore well in the shallow waters of Louisiana. One of the onshore Texas wells and the offshore well are in the process of being drilled at year-end will be completed. Our rig activity during 2012 will be dependent on crude oil and natural gas prices and, accordingly, our rig count may increase or decrease from current levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost.

Summary of Oil and Natural Gas Properties and Projects Offshore

We operated 21 offshore production platforms with 31 producing wells as of December 31, 2011. Production from our offshore assets averaged 6,502 Boepd for the year ended December 31, 2011. Our offshore staff includes 5 geoscientists who generate prospects from our extensive, modern 3-D seismic data base. Our offshore operations cover three core areas of production in the Gulf of Mexico: (1) the West Cameron 368 Field production area in shallow United States federal waters, (2) the Ship Shoal production area in shallow United States federal waters, and (3) the Breton Sound production area in shallow state waters. In each of these core areas, we have platforms, production facilities, and pipelines in place, where production from new wells can be established quickly. We have a significant inventory of drilling prospects in each of these core areas. In the United States federal waters, we hold 16,446 net acres by production and we have 66,610 net acres that remain undrilled in primary term contracts. In the state waters of Louisiana, we hold 6,065 net acres by production.

One of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease accounts for 88.5% of our proved undeveloped reserves at December 31, 2011 and remains to be drilled or developed. The BOEMRE’s moratorium and substantive changes to regulations will have an effect on this lease. The amendments to OPA will also affect this lease and our other offshore operations. On January 25, 2011, we filed suit against the United States Government claiming a breach of contract on the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). For additional information regarding this suit, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

West Cameron 368 Field. The West Cameron 368 Field was one of our first discoveries in the Gulf of Mexico. We have drilled 22 successful wells out of 24 wells drilled and have produced over an aggregate gross 120 Bcf and 1.0 MMBbls since our first discovery in 1986. West Cameron 368 Field represented 12% of our average daily production for the year ended December 31, 2011.

Ship Shoal 154 Field. In 1989, we farmed out Ship Shoal 150 Block from Chevron. In 1990, we drilled our first successful well on this prolific salt dome. We have drilled 17 wells based on our 3-D seismic analysis and we have completed 11 of these wells as commercial oil producers. We have produced over an aggregate gross 8.8 Bcf and 11.9 MMBbls to date from Ship Shoal. Ship Shoal 154 Field represented 6% of our average daily production for the year ended December 31, 2011.

Breton Sound 53 Field. The Breton Sound 53 Field has been a core area for our offshore operations since it first acquired and completed the Virgo BS 52 SL 12806 Century #1 well in 1989. This well established the first geopressured production in the Breton Sound 53 Field, which has subsequently grown to become the Company’s most prolific offshore field to date. We have 9,044 net acres under lease and operate two manned production platforms in the Breton Sound 53 Field. The Breton Sound 53 Field represented 41% of our average daily production for the year ended December 31, 2011. We drilled two wells in this area during 2011 and a third was in the process of being drilled at year-end with all three being successful.

Onshore

Production from our onshore properties in the Gulf Coast averaged 4,353 Boepd for the year ended December 31, 2011.

Eocene Yegua/Cook Mountain. During 2011, we continued our onshore drilling program. The Eocene Yegua/Cook Mountain trend in southeast Texas has been a core area for us since 2005. We performed 3-D seismic of the 167 square mile JASPO proprietary in 2005 and have since merged this data with over 300 square miles of licensed 3-D data. Production from this area averaged 3,223 Boepd for the year ended December 31, 2011. The Eocene Yegua/Cook Mountain trend represented 29% of our average daily production for the year ended December 31, 2011. We drilled and completed four successful wells in this area during 2011 resulting in a total of 11 wells producing in this area during 2011.

Other Non-Core. The company also operates 4 wells (2 in Louisiana, 1 in Mississippi and 1 in Texas), which accounted for 7% of our average net daily production for the year ended December 31, 2011.

Resource

We have significant land positions in the following unconventional tight sand and shale plays in the United States, which are in various stages of development: (1) Mississippian Chat and Lime, Pennsylvanian Sands (Oklahoma, oil), (2) Monterey Shale (California, oil), (3) Niobrara Sands (Colorado, oil), (4) Mississippi Lime (Texas, oil).

Although we have several resource projects in various stages of development, our focus within the next twelve months will be on developing the Oklahoma and California assets.

Mississippi Lime (OK). We own and operate an Osage tribe concession consisting of 37,120 gross concession acres (32,480 net concession acres). We also participate in a joint venture consisting of producing acreage of 2,240 gross acres. We are a non-operator in this joint venture. Through the joint venture, we have drilled 21 wells in our concession, 19 of which have been successful and are currently producing (91% success rate). Average net daily production for the year ended December 31, 2011 from the Oklahoma concession was approximately 72 Boepd with estimated proved reserves of 1,003 MBoe.

In 2011, we acquired approximately 63,000 additional net acres in Oklahoma and Kansas, all of which are prospective in the Mississippian Chat and Lime formations. As a part of one of the joint ventures, we entered into a turnkey drilling contract for four horizontal wells to be drilled in the Mississippi Lime formation. All four wells have been drilled with three being completed and currently under evaluation. The fourth is waiting to be completed. Under the second joint venture, as of December 31, 2011 we have drilled 19 wells, eight of which are successful and eleven are waiting on a completion unit. With these acquisitions, we have approximately 97,000 net acres under lease which are prospective in the Mississippian Chat and Lime formations in the Cherokee basin. Under the second joint venture, as of March 23, 2012 we have drilled 27 vertical wells and 2 horizontal wells, with 7 of the vertical wells online.

Monterey Shale. We have established an office in Bakersfield, California and have begun a major exploration program in the San Joaquin Basin. The program is focusing on the Monterey oil shale. We have acquired 3-D and 2-D seismic data over the prospective area. We have approximately 22,088 net acres under lease as of December 31, 2011. Our first well was drilled in the 4th quarter of 2011 and is in the process of being completed.

As a result of our recent activities, we are in a position to have significant participation in this emerging oil resource play.

Tucumcari Basin Tight Sands. We are a participant in a 4,889 net acre joint venture in the Tucumcari Basin. We own an 18.75% working interest in this project. As this is a dry gas play, we have no plans for any activities in 2012.

Tuscaloosa Marine Shale. In December 2010, we entered into a contractual agreement with a major independent exploration and production company to sell approximately 69,000 net acres of our Tuscaloosa Marine Shale acreage located in Louisiana. In January 2011, we received $13.8 million in payment for these leases. We sold an additional 18,000 acres for $2.2 million in the second quarter of 2011 and currently have 89 net acres remaining.

Niobrara Sands (CO). During 2011, we have been in the process of purchasing leases in the Niobrara area of Colorado and currently have 23,464 net acres.

Mississippi Lime (TX). During 2011, we have been in the process of purchasing leases in the Mississippi Lime area of Texas and currently have 14,995 net acres.

Production, Price and Cost History

Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand for oil and natural gas in the United States has increased dramatically during this decade. However, the current economic slowdown reduced this demand during the second half of 2008 and through 2011. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect such volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2011, 2010 and 2009. For additional information on price calculations, see information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009
Net production volumes:
Oil (Bbl)	1,050,092	1,065,784	1,057,819
Natural gas (Boe)	2,938,407	2,695,394	3,048,502
Oil equivalents (Boe)	3,988,499	3,761,178	4,106,321
Average sales price per unit:(1)
Oil (Bbl)	$97.04	$75.66	$79.66
Natural gas (Mcf)	$5.53	$7.25	$8.45
Oil equivalents (Boe)	$49.98	$52.59	$58.15
Costs and expenses per Boe:
Lease operating expenses	$8.61	$8.39	$6.29
Depreciation, depletion and amortization (2)	$16.95	$19.13	$36.63
General and administrative expenses	$7.03	$4.42	$4.41

(1)

Average prices presented give effect to our hedging. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Oil and Gas Hedging” for a discussion of our hedging activities.

(2)	At December 31, 2009, the Company’s ceiling test computation resulted in a write-down of oil and natural gas properties of $44.7 million, or $10.88 per Boe.

Net production volumes for the year ended December 31, 2011 were 3,988 MBoe, a 6% increase from net production of 3,761 MBoe for 2010. Our net production volumes increased 227 MBoe over 2010 net production volumes mainly due to the successful drilling and completion of onshore wells in Texas and offshore wells in Louisiana. Our average oil sales prices, without the effect of realized derivatives, increased $26.64 per Bbl to $101.90 per Bbl for the year ended December 31, 2011 from $75.26 per Bbl for the year ended December 31, 2010. Giving effect to our derivative transactions in both periods, our oil prices increased $21.38 per Bbl to $97.04 per Bbl for the year ended December 31, 2011 from $75.66 per Bbl for the year ended December 31, 2010. Our lease operating expenses increased $0.22 per Boe, or 2.6%, to $8.61 per Boe for the year ended December 31, 2011 from $8.39 per Boe for the year ended December 31, 2010 mainly due to new offshore production.

Net production volumes for the year ended December 31, 2010 were 3,761 MBoe, an 8% decrease from net production of 4,106 MBoe for 2009. Our net production volumes decreased 345 MBoe over 2009 net production volumes mainly due to general decline in the offshore wells with limited development activities in 2010. Our average oil sales prices, without the effect of realized derivatives, increased $16.37 per Bbl to $75.26 per Bbl for the year ended December 31, 2010 from $58.89 per Bbl for the year ended December 31, 2009. Giving effect to our derivative transactions in both periods, our oil prices decreased $4.00 per Bbl to $75.66 per Bbl for the year ended December 31, 2010 from $79.66 per Bbl for the year ended December 31, 2009. Our lease operating expenses increased $2.10 per Boe, or 33%, to $8.39 per Boe for the year ended December 31, 2010 from $6.29 per Boe for the year ended December 31, 2009 mainly due to new offshore production.

The following table sets forth information regarding our average net daily production for the years ended December 31, 2011 and 2010:

	00000000	00000000	00000000	00000000	00000000	00000000
	Average Net Daily Production for the Year Ended December, 2011			Average Net Daily Production for the Year Ended December, 2010
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore
Federal waters(1)	760	7,611	2,029	1,042	13,822	3,346
State waters(2)	1,088	20,314	4,473	1,242	14,402	3,642
Onshore
Texas, Louisiana and Mississippi(3)	958	20,369	4,353	544	16,084	3,225
Resource Plays
Oklahoma	71	9	72	92	—	92
Total	2,877	48,303	10,927	2,920	44,308	10,305

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Productive Wells

The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2011:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	11.0	8.3	4.0	3.6	15.0	11.9
State waters	5.0	3.1	11.0	9.1	16.0	12.2
Onshore
Texas, Louisiana and Mississippi(3)	2.0	1.3	15.0	9.6	17.0	10.9
Resource Plays
Oklahoma	31.0	14.7	—	—	31.0	14.7
Total	49.0	27.4	30.0	22.3	79.0	49.7

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Gross wells are the number of wells in which a working interest is owned and net wells are the total of our fractional working interests owned in gross wells.

Marketing and Customers

We generally sell our natural gas and oil at the wellhead to marketing companies. All of our offshore and shallow water production and onshore gas production is connected to a pipeline. Generally our onshore oil production is stored in tanks and delivered to market by trucks.

We have been selling to our customers set forth below for over ten years and believe that we receive market rates for our natural gas and oil production from such customers. We obtain letters of credit from our customers and discuss the credit worthiness of our customers’ purchasers on an ongoing basis.

We sold natural gas and oil production representing 10% or more of our natural gas and oil revenues for the years ended December 31, 2011, 2010 and 2009 to the following customers as listed below. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations.

	00000000000	00000000000	00000000000
	2011	2010	2009
Texon, L.P(1).	27%	45%	45%
Superior Natural Gas Corporation	15%	12%	9%
Eastex Crude Company.	15%	7%	4%
Sunoco Logistics (1)	12%	0%	0%
Adams Resources Marketing, Ltd.	8%	20%	29%
Upstream Energy Services	6%	9%	12%

(1) During August 2011, Sunoco Logistics purchased the crude division of Texon, L.P and at such time the Company began selling to Sunoco Logistics. The Company still sells natural gas to Texon L.P.

Delivery Commitments

In order to get better pricing from our intrastate markets, we have committed gas production for several of our onshore properties to various purchasers. We have one gas commitment for life of lease on a Louisiana onshore property that produced approximately 2% of our daily production during December 2011. Six of our wells located onshore in Texas have gas commitments through April 30, 2012, and produced approximately 3% of our production during December 2011. The remaining gas production is being sold pursuant to month-to-month marketing arrangements which require either a 30 day or 60 day notice by both parties. All of our oil is being sold pursuant to month-to-month marketing contracts that are terminable by either party with a 30 day notice. None of the commitments have required minimum daily production volumes.

Competition

We encounter intense competition from other oil and natural gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources who have been engaged in the oil and natural gas business for much longer than us. These companies may be able to pay more for productive oil and natural gas properties, exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Intellectual Property

The majority of the Company’s 3-D seismic data is licensed from the owners of the data under long-term, non-exclusive agreements. These licenses range in term from 25 to 50 years. At times, licensed 3-D data is re-processed on a proprietary basis by the Company. This reprocessed data is uniquely controlled by the Company, but is still subject to the underlying license agreements, with the Company having no ownership rights. The Company is a majority owner of the JASPO 3-D survey covering certain lands in the upper Texas Gulf Coast. Several successful wells have been drilled on this 3-D survey. The Company does not have any current plans to sell its ownership in this survey, but may grant non-exclusive licenses to third parties in the future.

Employees

As of December 31, 2011, we had 59 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

Title to Properties

As is customary in the oil and gas industry, we initially conduct a preliminary review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties; we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil and natural gas properties are subject to customary royalty and other interests, liens to secure borrowings under our revolving credit facility, liens for current taxes and other burdens which we believe do not materially interfere with the use or affect our carrying value of the properties.

Seasonality

In the past, the demand for and price of natural gas has increased during the winter months and decreased during the summer months. However, these seasonal fluctuations were somewhat reduced because during the summer, pipeline companies, utilities, local distribution companies and industrial users purchase and place into storage facilities a portion of their anticipated winter requirements of natural gas. With the development of the shale plays, seasonality is less a factor. Oil was also impacted by generally higher prices during winter months but has more recently been affected by geopolitical events and the global recession. Seasonal weather changes have also affected our operations. Tropical storms and hurricanes occur in the Gulf of Mexico during the summer and fall, which may require us to evacuate personnel and shut-in production until these storms subside. Also, periodic storms during the winter often impede our ability to safely load, unload and transport personnel and equipment, which delays the installation of production facilities, thereby delaying sales of our oil and natural gas.

Environmental, Occupational Health and Safety Regulation

Our exploration, development and production operations are subject to various federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling and production operations; govern the amounts and types of substances that may be released into the environment in connection with oil and gas drilling and production; restrict the way we handle or dispose of our wastes; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; impose specific health and safety criteria addressing worker protection; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental, health and safety laws and regulations, and any changes that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, disposal, cleanup and remediation requirements for the oil and gas industry could have a significant impact on our operating costs. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or new interpretations of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on our financial condition or results of operations, we cannot provide any assurance that we will be able to remain in compliance in the future with respect to existing or new laws and regulations or the terms and conditions required of required permits or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substance Releases

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (the “CERCLA”), also known as the “Superfund” law, and comparable state statutes impose joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so–called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent state statutes.

Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of hazardous substances and may have disposed of these wastes at disposal sites owned and operated by others. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, we have not been designated as a PRP by the EPA under CERCLA. In the event contamination is discovered at a site on which we are or have been an owner or operator or to which we sent hazardous substances, we could be liable for the costs of investigation and remediation and natural resources damages.

Solid and Hazardous Waste Handling and Disposal

The federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous waste. Although oil and natural gas waste generally is exempt from regulation as a hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA. Although a substantial amount of the waste generated in our operations are regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non–hazardous waste or categorize some non–hazardous waste as hazardous in the future. For instance, in September 2010, the Natural Resources Defense Council filed a petition for rulemaking with the EPA requesting reconsideration of the continued application of this RCRA exclusion but, to date, the EPA has not taken any action on the petition. Any repeal or modification of this exception or similar exceptions under state law could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to RCRA, CERCLA and analogous state laws. Under these laws, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination caused by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Water Discharges

The Federal Water Pollution Control Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the United States Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.

We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

Releases of Oil

The primary federal law for oil spill liability is the Oil Pollution Act, as amended (the “OPA”), which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the Outer Continental Shelf (“OCS”) or adjoining shorelines. A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. As a result of the BP Deepwater Horizon incident, legislation was proposed in the last session of Congress to increase the minimum level of financial responsibility to $300 million. While the legislation failed to pass, it is possible that similar legislation could be introduced in the future; if such proposed legislation were adopted, we could experience difficulty in providing financial assurances sufficient to comply with this requirement, in which event, we could be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement. Such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA legislation regarding an increase in financial responsibility required for companies operating on the OCS will be introduced into the current or future session of Congress. In any event, if there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, on July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Among other things, these standards would require the application of reduced emission completion techniques, referred to as “green completions,” for completion of newly drilled and fractured wells in addition to existing wells that are refractured. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment in addition to leak detection requirements for natural gas processing plants. Final action on the proposed rules is expected no later than April 3, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment, which may result in significant capital expenditures and operating costs.

Greenhouse Gas Emissions Controls

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA including one that requires a reduction in emissions of greenhouse gases from motor vehicles and another one that requires certain construction and operating permit reviews of greenhouse gases from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas production facilities, on an annual basis. Certain of our oil and natural gas operations may be subject to such greenhouse gas reporting requirements and, if so, we will monitor, as necessary, our emissions to make such required reports when due in 2012. While we believe that we will be able to substantially comply with such reporting requirements without any material adverse effect to our financial condition, since such reporting requirements with respect to greenhouse gas emissions are recent in the oil and gas industry, there can be no assurance that such requirements will not develop into more stringent and costly obligations that may have a significant impact on our operating costs.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

OSHA and Other Laws and Regulation on Employee Health and Safety

We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under the Title III of CERCLA and similar state statutes require that we organize and maintain information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (the “NEPA”) which requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

Endangered Species Act

The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA over the next six years, through the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2011, 2010 and 2009. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2012 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition or results of operations.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate properties for oil and natural gas production have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission, or FERC, and the courts. We cannot predict when or whether any such proposals may become effective.

Drilling and Production

Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulations include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

—	the location of wells;

—	the method of drilling and casing wells;

—	the surface use and restoration of properties upon which wells are drilled; and

—	the plugging and abandoning of wells.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

In addition, 11 states have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and specific expenses for exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut–in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, the BOEMRE or other appropriate federal or state agencies.

Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index ceiling slightly, effective July 2001. Following the FERC’s five-year review of the indexing methodology, the FERC issued an order in 2006 increasing the index ceiling.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in the adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

FERC regulates interstate natural gas transportation rates, and terms and conditions of service, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, the FERC issued a series of orders, beginning with Order No. 636, to implement its open access policies. As a result, the interstate pipelines’ traditional role of providing the sale and transportation of natural gas as a single service has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC’s pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting.

The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission, or the CFTC. See below the discussion of “Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities. In addition, pursuant to Order No. 704, some of our operations may be required to annually report to FERC on May 1 of each year for the previous calendar year. Order No. 704 requires certain natural gas market participants to report information regarding their reporting of transactions to price index publishers and their blanket sales certificate status, as well as certain information regarding their wholesale, physical natural gas transactions for the previous calendar year depending on the volume of natural gas transacted. See below the discussion of “Other Federal Laws and Regulations Affecting Our Industry — FERC Market Transparency Rules.”

Gathering services, which occur upstream of jurisdictional transmission services, are regulated by the states onshore and in state waters. Although the FERC has set forth a general test for determining whether facilities perform a nonjurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case by case basis. To the extent that the FERC issues an order which reclassifies transmission facilities as gathering facilities, and depending on the scope of that decision, our costs of getting gas to point of sale locations may increase. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

State Natural Gas Regulation

Various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005, or the EPAct 2005. EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides the FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act, practice, or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines.

FERC Market Transparency Rules. On December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Under Order No. 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, natural gas marketers and natural gas producers, are required to report, on May 1 of each year beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. In order to provide respondents time to implement new regulations related to Order No. 704, the FERC has extended the deadline for calendar year 2009 until October 1, 2010. The report for calendar year 2010 and subsequent years remains May 1 of the following calendar year. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

Item  1A. Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this annual report, including our consolidated financial statements and related notes, included elsewhere in this annual report. The risks described below are not the only risks facing us or that may materially adversely affect our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you may lose all or part of your investment.

You should refer to the explanation of the qualifications and limitations on forward-looking statements included in this annual report under “Cautionary Statements Regarding Forward Looking Statements.” All forward looking statements made by us are qualified by the risk factors described below.

BP’s Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the U.S. Gulf of Mexico, some of which may be unforeseeable.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by British Petroleum (“BP”) in ultra deep water in the U.S. Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life and creating a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, there have been many proposals by government and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the U.S. Department of the Interior, initially through its federal Minerals Management Service (“MMS”) and subsequently through the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), when the MMS was renamed the BOEMRE in June 2010, implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling activities until the moratorium was lifted by Secretary of the Interior Ken Salazar in October 2010. While the moratorium was in place, the BOEMRE issued a series of Notices to Lessees and Operators (“NTLs”) imposing a variety of new safety measures and permitting requirements applicable to exploration, development and production activities in the U.S. Gulf of Mexico. For example, before being allowed to resume drilling in deepwater, operators in the Outer Continental Shelf (the “OCS”) waters of the U.S. Gulf of Mexico must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, such rules relating to well casing and cementing, blowout preventers, safety certification, emergency response and worker training. Operators must also demonstrate the availability of adequate spill response and blowout containment resources. Although the drilling moratorium was lifted, this spill and its aftermath have led to delays in obtaining drilling permits that we believe will continue. While legislation has been introduced in the U.S. Congress to expedite the process for offshore permits, including limitations on the timeframes for environmental and judicial review, there is no assurance that this or similar legislation will be adopted into law.

Effective October 1, 2011, BOEMRE was split into two federal bureaus, the Bureau of Ocean Energy Management (“BOEM”), which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies, and the Bureau of Safety and Environmental Enforcement (“BSEE”), which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, we are required to interact with two newly formed federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays as the functions of the former BOEMRE are fully divested from the former agency and implemented in the two federal bureaus.

In addition to the drilling restrictions and new safety measures and permitting requirements already issued by the BOEMRE, there have been numerous additional proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and oil spill that could affect our operations and cause us to incur substantial losses or expenditures. Implementation of any one or more of the various proposed responses to the disaster could materially adversely affect operations in the U.S. Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory costs, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the U.S. Gulf of Mexico more difficult, more time consuming and more costly. For example, during the previous session of Congress, a variety of amendments to the Oil Pollution Act of 1990 (“OPA”) were proposed in response to the Deepwater Horizon incident. OPA and regulations adopted pursuant to OPA impose a variety of requirements related to the prevention of and response to oil spills into waters of the United States, including the OCS, which includes the U.S. Gulf of Mexico where we have substantial offshore operations. OPA subjects lessees and operators of offshore leases and owners and operators of oil handling facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. Legislation was proposed in the previous session of Congress to amend OPA to increase the minimum level of financial responsibility to $300 million or more, and there is always the possibility that similar legislation could be introduced and adopted during the current or some future session of Congress. If OPA is amended to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased.

Regulatory requirements and permitting procedures imposed by the BOEMRE, BOEM or BSEE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the BP Deepwater Horizon incident in the U.S. Gulf of Mexico, BOEMRE issued a series of regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

—

The Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements.

—

The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes, and also requires certifications of compliance from senior corporate officers.

—

The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams.

—

The Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system (“SEMS”) in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills. On September 14, 2011, the BOEMRE issued proposed rules that would amend the Workplace Safety Rule by requiring the imposition of certain added safety procedures to a company’s SEMS not covered by the original rule and revising existing obligations that a company’s SEMS be audited by requiring the use of an independent third party auditor who has been pre-approved by the agency to perform the auditing task.

As a result of the issuance of these new regulatory requirements, BOEMRE has been taking much longer than in the past to review and approve permits for new wells. Moreover, as the new standards and procedures are being integrated into the existing framework of offshore regulatory programs of the BOEM and BSEE after October 1, 2011, we believe that there may be permitting delays in performing well workovers and recompletions in addition to plugging and abandonment activities. These new requirements and any associated permitting delays increase the costs of preparing permit applications and will increase the costs of new wells, well workovers and well re-completions, particularly for wells drilled in deeper water on the OCS. We are uncertain what long-term effect, if any, the BOEMRE’s, BOEM’s or BSEE’s additional regulatory requirements and permitting procedures will have on our offshore operations. Accordingly, we may be subject to a variety of unforeseen adverse consequences arising directly or indirectly from the BP Deepwater Horizon incident.

Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations include the U.S. Gulf of Mexico.

We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future restoration and removal costs in the U.S. Gulf of Mexico is especially difficult because most of the removal obligations are many years in the future, regulatory requirements are subject to change or more restrictive interpretation, and asset removal technologies are constantly evolving and may result in additional or increased costs. As a result, we may make significant increases or decreases to our estimated asset retirement obligations in future periods. For example, because we operate in the U.S. Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact. Accordingly, our estimate of future asset retirement obligations could differ dramatically from what we may ultimately incur as a result of damage from a hurricane.

In addition to the NTLs discussed previously, the BOEMRE issued an NTL, effective October 15, 2010, that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease in the U.S. Gulf of Mexico. Historically, many oil and natural gas producers in the Gulf of Mexico have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The recently issued NTL sets forth new standards that trigger decommissioning timing requirements; any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years time. Plugging or abandonment of wells may be delayed by two years if all of such well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. Moreover, the implementation of this NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related asset retirement obligations.

Oil and natural gas prices are volatile, and a substantial or extended decline in oil and natural gas prices could affect our financial results and impede growth.

Our future revenues, profitability and cash flow will depend substantially upon the prices and demand for oil and natural gas. The markets for these commodities are volatile and even relatively modest drops in prices can affect our financial results and impede our growth. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

—	domestic and foreign supplies of oil and natural gas;

—	price and quantity of foreign imports of oil and natural gas;

—	the cost of exploring for, developing, producing, transporting and marketing oil and natural gas;

—	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil and natural gas price and production controls;

—	level of consumer product demand;

—	level of global oil and natural gas exploration and productivity;

—	domestic and foreign governmental regulations;

—	level of global oil and natural gas inventories;

—

political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America, Africa, Australia and Russia;

—	weather conditions;

—	technological advances affecting oil and natural gas consumption;

—	volatile trading patterns in the commodity-futures markets;

—	overall United States and global economic conditions; and

—	price and availability of alternative fuels.

Further, oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Lower oil and natural gas prices may not only decrease our expected future revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. This may result in us having to make substantial downward adjustments to our estimated proved reserves and could have a material adverse effect on our financial condition and results of operations.

We periodically enter into hedging transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations. Any substantial or extended decrease in crude oil and natural gas prices would render uneconomic a significant portion of our exploration, development and exploitation projects. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in crude oil or natural gas prices or demand for crude or natural gas may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of certain key management personnel, including Howard A. Settle, our President, Chief Executive Officer, and Chairman of the Board of Directors, Jonathan B. Rudney, Co-Founder and a member of our Board of Directors, Jeff T. Craycraft, our Treasurer and Chief Financial Officer, Elizabeth A. Barr, our Vice President of Administration, Michael J. Willis, our Chief Operating Officer, and a member of our Board of Directors, and Sheila E. Beck, our Controller. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success is dependent on our ability to continue to employ and retain skilled technical personnel. Competition for such professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Lower oil and natural gas prices may cause us to record ceiling test write-downs.

We use the full-cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any quarterly period we determine that the net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write down.” This charge does not impact cash flow from operating activities, but does reduce our stockholders’ equity. For example, during 2009, the Company had a write down of approximately $44.7 million to capitalized oil and natural gas properties primarily as a result of lower natural gas and crude oil pricing assumptions, lower than anticipated success rate on drilling and higher than expected capital expenditures incurred. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

Our hedging activities could result in financial losses or could reduce our net income.

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have and may continue to enter into hedging arrangements for a significant portion of our oil and natural gas production. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Our ability to use hedging transactions to protect us from future oil and natural gas price declines will be dependent upon oil and natural gas prices at the time we enter into future hedging transactions and our future levels of hedging, and as a result our future net cash flows may be more sensitive to commodity price changes. For example, during 2009, the Company had a write down of approximately $44.7 million to capitalized oil and natural gas properties primarily as a result of lower natural gas and crude oil pricing assumptions, lower than anticipated success rate on drilling and higher than expected capital expenditures incurred.

Our policy has been to hedge a significant portion of our near–term estimated oil and natural gas production. However, our price hedging strategy and future hedging transactions will be determined at our discretion. We are not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodities prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the prior few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Oil and Gas Hedging” of this annual report for additional information on our oil and natural gas hedges.

Our hedging transactions expose us to counterparty credit risk.

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

During periods of falling commodity prices, such as late 2008, our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The recent adoption of financial reform legislation by the United States Congress could have an adverse effect on the Company’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by the President on July 21, 2010 and requires the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require the Company to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities, although the application of those provisions to the Company is uncertain at this time. The financial reform legislation may also require the counterparties to the Company’s derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect the Company’s available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters, reduce the Company’s ability to monetize or restructure its existing derivative contracts, and increase the Company’s exposure to less creditworthy counterparties. If the Company reduces its use of derivatives as a result of the legislation and regulations, the Company’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company’s ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. The Company’s revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on the Company, its financial condition, and its results of operations.

Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in the reserve estimates or underlying assumptions of our properties will materially affect the quantities and present value of those reserves.

Estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic conditions. In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of this data can vary. This process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. If our interpretations or assumptions used in arriving at our reserve estimates prove to be inaccurate, the amount of oil and natural gas that will ultimately be recovered may differ materially from the estimated quantities and net present value of reserves owned by us. Any inaccuracies in these interpretations or assumptions could also materially affect the estimated quantities of reserves shown in the reserve reports. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from estimates. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Unless we replace crude oil and natural gas reserves our future reserves and production will decline.

Our future crude oil and natural gas production will depend on our success in finding, developing or acquiring additional reserves. If we are unable to replace reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. We also may not be successful in raising funds to acquire additional reserves.

Our exploration, development, production exploitation projects require substantial capital expenditures. We may be unable to obtain necessary capital or financing on satisfactory terms, which could lead to a decline in our crude oil and natural gas reserves.

The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, production, exploitation and acquisition of crude oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures. Conversely, a significant decline in product prices could result in a decrease in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows from operations and through borrowings under our Amended Revolving Credit Facility, however, our financing needs may require us to alter or increase our capitalization substantially. The issuance of additional debt may require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

—	our proved reserves;

—	the level of crude oil and natural gas we are able to produce from existing wells;

—	the prices at which our crude oil and natural gas are sold;

—	our ability to acquire, locate and produce new reserves; and

—	the ability of our banks to lend.

If our revenues or the borrowing base under our Amended Revolving Credit Facility decrease as a result of lower crude oil or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or cash available under our Amended Revolving Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our crude oil and natural gas reserves, and could adversely affect our business, financial condition and results of operations.

Competition for oil and natural gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors are major or independent oil and natural gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than us. We actively compete with other companies when acquiring new leases or oil and natural gas properties. For example, new offshore leases may be acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

We may not be able to keep pace with technological developments in our industry.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs. In addition, other natural gas and oil companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, and results of operations could be materially adversely affected.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute exploration and exploitation plans on a timely basis and within budget, and consequently could adversely affect our anticipated cash flow.

We utilize third-party services to maximize the efficiency of our organization. The cost of oil field services typically fluctuates based on demand for those services. There is no assurance that we will be able to contract for such services on a timely basis or that the cost of such services will remain at a satisfactory or affordable level. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations.

Drilling for natural gas and oil is a speculative activity involving many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

We engage in exploration and development drilling activities. Any such activities may be unsuccessful for many reasons. In addition to a failure to find oil or natural gas, drilling efforts can be affected by adverse weather conditions (such as hurricanes and tropical storms in the Gulf of Mexico), cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of a gas or oil well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

Our business involves a variety of inherent operating risks, including:

—	fires;

—	delays imposed by or resulting from compliance with regulatory requirements;

—	pressure or irregularities in geological formations;

—	title problems;

—	explosions;

—	blow-outs and surface cratering;

—	uncontrollable flows of crude oil, natural gas, formation water or well fluids;

—	natural disasters, such as hurricanes and other adverse weather conditions;

—	pipe, cement, subsea well or pipeline failures;

—	casing collapses;

—	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

—	abnormally pressured formations;

—	shortages of, or delays in, obtaining drilling rigs or equipment, or water for hydraulic fracturing activities; and

—	environmental hazards, such as natural gas leaks, crude oil spills, pipeline or tank ruptures and discharges of well fluids or toxic gases.

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses due to costs and/or liability incurred as a result of:

—	injury or loss of life;

—	severe damage to and destruction of property, natural resources and equipment;

—	pollution and other environmental damage;

—	clean-up responsibilities;

—	regulatory investigations and penalties;

—	suspension of our operations; and

—	repairs to resume operations.

Prospects that we decide to drill may not yield crude oil or natural gas in commercially viable quantities.

Prospects that we decide to drill that do not yield crude oil or natural gas in commercially viable quantities will adversely affect our results of operations and financial condition. Our prospects are in various stages of evaluation, ranging from a prospect which is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield crude oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether crude oil or natural gas will be present or, if present, whether crude oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

Market conditions or transportation impediments may hinder access to oil and natural gas markets or delay production.

Market conditions, the unavailability of satisfactory oil and natural gas transportation or the remote location of our drilling operations may hinder our access to oil and natural gas markets or delay production. The availability of a ready market for oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. In offshore operations, the availability of a ready market depends on the proximity of and our ability to tie into existing production platforms that we own or operate or that are owned and operated by others and, where facilities are owned and operated by others, the ability to negotiate commercially satisfactory arrangements with the owners or operators. We may be required to shut-in wells or delay initial production for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. When that occurs, we will be unable to realize revenue from those wells until the production can be tied to a gathering system. This can result in considerable delays from the initial discovery of a reservoir to the actual production of the oil and natural gas and realization of revenues.

We are not the operator on all our current properties and we will not be the operator on all of our future properties and therefore will not be in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on certain of such properties.

We currently operate 100% of our conventional wells, however, as we carry out our planned drilling program, we will not serve as operator of all planned wells. We conduct and will conduct many of our operations through joint ventures in which we share control with other parties. We are not the well operator for several of our joint ventures. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the project or us. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

—	the timing and amount of capital expenditures;

—	the availability of suitable drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

—	the operator’s expertise and financial resources;

—	approval of other participants in drilling wells;

—	selection of technology; and

—	the rate of production of the reserves.

Our insurance may not protect us against all business and operating risks.

We do not maintain insurance for all of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Therefore, we will not be fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. As a result of a number of recent catastrophic events like the terrorist attacks on September 11, 2001 and Hurricanes Katrina, Rita, Gustav and Ike, as well as the recent BP Deepwater Horizon disaster, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered extensive damage from Hurricanes Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005, or if there is another catastrophic event similar to the BP Deepwater Horizon incident, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. Our business interruption insurance may not be economically available in the future, which could adversely impact business prospects in the Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Our operations are subject to complex government laws and regulations that may expose us to significant costs and liabilities.

Crude oil and natural gas exploration and production operations in the United States and the U.S. Gulf of Mexico are subject to extensive federal, regional, state and local laws and regulations. Companies operating onshore and in the U.S. Gulf of Mexico are subject to laws and regulations addressing, among other items, land use and lease permit restrictions, bonding and other financial assurance related to drilling and production activities, spacing of wells, unitization and pooling of properties, plugging and abandonment of wells and associated infrastructure after production has ceased and operational reporting and taxation. We may be required to make significant capital and operating expenditures or perform other corrective actions at our wells and properties to comply with the requirements of these laws and regulations or the terms or conditions of permits issued pursuant to such requirements, and our compliance with future laws or regulations, or with any adverse change in the interpretation or enforcement of existing laws and regulations, could increase such compliance costs. Regulatory limitations and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations.

We may incur significant costs and liabilities in complying with environmental laws and regulations.

Our oil and natural gas exploration, development and production operations are subject to stringent federal, regional, state and local laws and regulations governing the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

—	require the acquisition of a permit before conducting drilling or other regulated activity commences;

—	restrict the types, quantities and concentration of materials that can be released into the environment in connection with regulated activities;

—	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

—	impose substantial liabilities for pollution resulting from operations; and

—	require decommissioning or plugging of abandoned platforms and wells.

Numerous governmental authorities, such as the EPA and analogous state environmental agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations or the terms or conditions of required environmental permits may result in the assessment of administrative, civil and/or criminal penalties; the imposition of investigatory, remedial or corrective action obligations; and the issuance of injunctions or orders limiting or prohibiting some or all of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbon and wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical operations and waste disposal practices. Under certain environmental laws and regulations that impose strict, joint and several liability, we may be required to remediate contamination on our properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws and regulations at the time those actions were taken. Claims for damages to persons, property or natural resources may result from environmental and other impacts of our operations. In addition, future spills or releases of regulated substances or accidents or the discovery of currently unknown contamination could expose us to material losses, expenditures and environmental or health and safety liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to our operations or the land on which our operations are conducted. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well construction, drilling, water management, or completion activities, or waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance. See “Business—Environmental Matters and Regulation” of this annual report.

We may experience difficulty in achieving and managing future growth.

Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

—	our ability to obtain leases or options on properties for which we have 3-D seismic data;

—	our ability to acquire additional 3-D seismic data;

—	our ability to identify and acquire new exploratory prospects;

—	our ability to develop existing prospects;

—	our ability to continue to retain and attract skilled personnel;

—	our ability to maintain or enter into new relationships with project partners and independent contractors;

—	the results of our drilling program;

—	hydrocarbon prices; and

—	our access to capital.

We may not be successful in upgrading our technical, operations, and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA including one that requires a reduction in emissions of greenhouse gases from motor vehicles and another one that requires certain construction and operating permit reviews of greenhouse gases from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, onshore and offshore oil and natural gas production facilities, on an annual basis.

Certain of our oil and natural gas operations may be subject to such greenhouse gas monitoring and reporting. While we believe that we will be able to substantially comply with such reporting requirements without any material adverse effect to our financial condition, since such reporting requirements with respect to greenhouse gas emissions are recent in the oil and natural gas industry, there can be no assurance that such requirements will not develop into more stringent and costly obligations that may have a significant impact on our operating costs.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and natural gas from new wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We recently utilized hydraulic fracturing in the completion and development of one of our horizontal wells and we have used hydraulic fracturing in the completion of four vertical wells in the Texas Yegua Trend. We intend to use the process for certain of our future wells. The process is typically regulated by state oil and gas commissions or other similar state agencies but the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel under the Safe Drinking Water Act. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives also has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. In addition, the U.S. Department of Energy and the U.S. Government Accountability Office are studying different aspects of how hydraulic fracturing might adversely affect the environment, and the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the Safe Drinking Water Act or under newly established legislation.

Approximately 38% of our total estimated proved reserves at December 31, 2011 were classified as proved undeveloped and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2011, approximately 38% of our total estimated proved reserves were undeveloped. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs as shown in our reserve report of approximately $147 million, of which $69.5 million, $3.6 million and $66.0 million are expected to be incurred in 2012, 2013 and 2014, respectively. We cannot be sure that these estimated costs are accurate. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations. For a more detailed discussion of our current liquidity, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report.

In addition, one of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease accounts for 88.5% of our proved undeveloped reserves at December 31, 2011and accounts for $132 million of the total capital expenditures of $147 million included in our reserve report, of which $62.5 million and $62.6 million are scheduled to be expended during 2012 and 2014, respectively. We are unsure what long-term effect, if any, the BOEMRE’s new regulatory requirements and permitting procedures will have on this lease or our other offshore operations. We are also unsure what effect, if any, amendments to OPA will have on this lease and our other offshore operations. However, it is possible that due to changes in regulation we will be unable to develop our proved undeveloped reserves.

Our estimates of proved reserves have been prepared under new SEC rules, which went into effect for fiscal years ending on or after December 31, 2009, and may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This annual report includes estimates of our proved reserves as of December 31, 2011, which have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using year-end pricing. Under the new rules the pricing that was used for estimates of our reserves as of December 31, 2011 was based on an unweighted average 12-month West Texas Intermediate posted price of $92.71 per Bbl for oil and a Henry Hub spot price of $4.12 per MMBtu for natural gas. As a result of these changes, direct comparisons to our prior period reserves amounts may be more difficult.

Another impact of the new SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This new rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our future proved undeveloped reserves if we do not drill and develop those reserves within the required five-year timeframe.

The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. For the years prior to 2009, we based the estimated discounted future net revenues from our proved reserves on prices and costs in effect on the day of the estimate. In accordance with new SEC requirements, we currently base the estimated discounted future net revenues from our proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

—	actual prices we receive for crude oil and natural gas;

—	actual cost of development and production expenditures;

—	the amount and timing of actual production; and

—	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

Indebtedness we may incur under the Amended Revolving Credit Facility will bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our indebtedness and could materially reduce the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial indebtedness.

We plan to pursue acquisitions as part of our growth strategy and there are risks in connection with acquisitions.

Our growth has been attributable in part to acquisitions of producing properties and companies. We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms we consider favorable. However, we cannot assure you that suitable acquisition candidates will be identified in the future, or that we will be able to finance such acquisitions on favorable terms. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will successfully acquire any material property interests. Further, we cannot assure you that future acquisitions by us will be integrated successfully into our operations or will increase our profits.

The successful acquisition of producing properties requires an assessment of numerous factors beyond our control, including, without limitation:

—	recoverable reserves;

—	exploration potential;

—	future oil and natural gas prices;

—	operating costs; and

—	potential environmental and other liabilities.

In connection with such an assessment, we perform a review of the subject properties. The resulting assessments are inexact and their accuracy uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is made. Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the federal and state waters of the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, California, and New Mexico, we may pursue acquisitions or properties located in other geographic areas.

We are dependent upon a small number of customers for a large portion of our net revenues, and a decline in sales to our major customers could harm our results of operations.

During 2011, 2010 and 2009, our four largest customers accounted for approximately 69%, 86%, and 95%, respectively, of our natural gas and oil revenues, and our largest customer accounted for approximately 27%, 45% and 45%, respectively, of our oil and natural gas revenues. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on business conditions in the market in which our customers participate. The loss of one or more major customers or a decline in sales to one of our major customers could significantly harm our results of operations. If we are not able to expand our customer base, we will continue to depend upon a small number of customers for the majority our sales. There can be no assurance that our current customers will not reduce the amount of quantity of our oil and natural gas they purchase.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

President Obama’s proposed Fiscal Year 2012 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to: (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could have an adverse effect on our financial condition and results of operations.

The covenants in the indenture governing our 12.5% Senior Notes due 2015 (the “Senior Notes”) and our Amended Revolving Credit Facility could negatively impact our financial condition, results of operations and business prospects and prevent us from fulfilling our obligations under the notes.

The covenants contained in the indenture governing the Senior Notes and our Amended Revolving Credit Facility could have important consequences for our operations, including:

—	making it more difficult for us to satisfy our obligations under the Senior Notes or other indebtedness and increasing the risk that we may default on our debt obligations;

—

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

—	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

—	limiting management’s discretion in operating our business;

—	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

—	limiting our ability to hedge our production;

—	detracting from our ability to withstand successfully a downturn in our business or the economy generally;

—	placing us at a competitive disadvantage against less leveraged competitors; and

—	making us vulnerable to increases in interest rates, because debt under our Amended Revolving Credit Facility may vary with prevailing interest rates.

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the indenture governing the Senior Notes and our Amended Revolving Credit Facility, it could lead to an event of default and the consequent acceleration of our obligation to repay outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 19,673 square foot building in The Woodlands, Texas, of which we occupy 13,115 square feet. We lease 7,735 square feet of office space in Lexington, Kentucky from one of our affiliates that expires on December 31, 2015, see Item 13, “Certain Relationships and Related Party Transactions.” We also lease 16,206 square feet of office space in New Orleans, Louisiana, which expires on May 31, 2015. We also lease 3,900 square feet of office space in New Orleans, Louisiana, which expires on February 28, 2013. We also lease 3,679 square feet of office space in Denver, Colorado, which expires on April 30, 2014.

For more information regarding our oil and natural gas properties, please read Item 1, “Business.”

Item 3. Legal Proceedings

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

We are currently pursuing options to satisfy a Compliance Order issued by the Louisiana Department of Environmental Quality in 2010 with respect to discharges of produced water from an operated production facility in Louisiana coastal waters; one of the options being considered is conversion of an existing well into an injection well for disposal of produced water, which remedy, if pursued, is anticipated to cost approximately $5.1 million to implement and complete by June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on a United States established public trading market. As of March 23, 2012, there were 163 holders of record of our common stock. During 2012, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 15, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 1, 2011, June 15, 2011, September 15, 2011 and December 1, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 15, 2010, June 15, 2010, September 1, 2010 and December 15, 2010. We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors. In addition, the indenture, dated September 24, 2010, we entered into in connection with the issuance of our 12.50% senior secured notes due 2015 (the “2015 Senior Secured Notes Indenture”), limits our ability to pay dividends.

Recent Sales of Unregistered Securities

On September 24, 2010, we sold $150.0 million of 12.50% senior secured notes due 2015 (the “2015 Senior Secured Notes”) at a discount (99.086% of par) to Global Hunter Securities, LLC and Knight Libertas LLC (the “Initial Purchasers”). We received net proceeds from the offering of approximately $148.6 million, after deducting estimated transaction fees and expenses. The net proceeds were used to repay all outstanding indebtedness under our revolving credit facility and for funding a portion of our planned capital expenditures for development and drilling in 2011. On July 12, 2011, we sold an additional $50.0 million of 2015 Senior Secured Notes at a premium (102.500% of par) to the Initial Purchasers. The net proceeds from the offering were approximately $49.7 million, after estimated offering fees and expenses. The Company used the net proceeds from the offering for general corporate purposes. The 2015 Senior Secured Notes were offered and sold pursuant to the following exemptions from registration under the Securities Act: (i) to qualified institutional buyers under Rule 144A of the Securities Act, (ii) to a limited number of institutional accredited investors within the meaning of Rule 501(a)(1),(2),(3) or (7) of the Securities Act who delivered an Intuitional Accredited Investor Letter, (iii) to persons outside the United States in reliance on Regulation S and (iv) to our executive officers within the meaning of Rule 501(a)(4) of the Securities Act.

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2011.

Item 6. Selected Financial Data

The following table presents our summary consolidated historical financial data for the periods and as of the dates indicated. The statement of operations and balance sheet data for the five years ended December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. Please see Note 5 in our audited consolidated financial statements for a discussion of a change in accounting principle related to reserve estimation. For further information that will help you better understand the summary data, you should read this financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and other financial information included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Statement of Operations Data:
Revenues
Gas sales	$97,456	$117,176	$154,519	$127,747	$110,887
Oil sales	101,906	80,632	84,262	78,990	62,669
Insurance proceeds	—	—	20,207	2,660	—

Total revenues	199,362	197,808	258,988	209,397	173,556

Operating expenses:
Production and delivery costs	34,326	31,569	25,831	19,188	15,510
Workover costs	7,730	10,470	8,439	11,444	12,552
Depreciation, depletion and amortization	67,597	71,954	150,423	90,445	58,306
General and administrative expenses	28,861	16,731	20,573	10,418	30,594
Derivative (income) expense	(1,700)	(555)	136	(1,007)	(581)

Total operating expenses	136,814	130,169	205,402	130,488	116,381

Income from operations	62,548	67,639	53,586	78,909	57,175

Other income (expenses):
Interest income	244	276	363	762	1,115
Interest expense	(18,028)	(9,057)	(4,349)	(2,488)	(1,261)
Gain on sale of oil and gas properties	—	—	—	48,208	—
Income (loss) on equity investment	(2,044)	(5,156)	492	(7,561)	(2,576)
Loss on sale of equipment inventory	(20)	(1,463)	(1,257)	—	—
Other income (expense), net	204	434	861	469	197

Total other income (expenses)	(19,644)	(14,966)	(3,890)	39,390	(2,525)

Income before taxes	42,904	52,673	49,696	118,299	54,650
Income tax provision	17,381	13,440	23,995	44,585	19,515

Net income including non-controlling interest	25,523	39,233	25,701	73,714	35,135
Net income attributable to non-controlling interest	1,524	1,682	715	1,442	—

Net income attributable to RAAM Global	$23,999	$37,551	$24,986	$72,272	$35,135

Statement of Cash Flows Data:
Capital expenditures	$227,348	$86,936	$137,794	$193,350	$121,720
Cash flow provided by (used in):
Operating activities	172,098	114,209	185,505	122,401	140,176
Investing activities	(245,204)	(87,838)	(142,334)	(191,522)	(126,271)
Financing activities	43,817	25,773	(22,335)	45,302	169

Balance Sheet Data (at period end):
Cash and cash equivalents	$51,743	$81,032	$28,888	$10,052	$33,889
Oil and gas properties, net	594,831	436,950	432,913	398,756	299,974
Total assets	723,476	597,286	555,848	634,527	410,476
Total debt, including current portion	204,634	152,653	114,122	128,960	78,283
Total shareholders’ equity	289,183	279,907	258,499	266,674	145,698

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the financial statements and related notes included elsewhere in this annual report. The following discussion and analysis contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements. Known material factors that could cause or contribute to such differences include the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, particularly in Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward looking events discussed may not occur.

Overview

We are a privately held oil and natural gas exploration and production company engaged in the exploration, development, production and acquisition of oil and gas properties. Our operations are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, Oklahoma, California and New Mexico. We focus on the development of both conventional and unconventional resource plays. Historically, we have successfully developed conventional oil and gas plays in the offshore Gulf of Mexico and onshore Texas and Louisiana. More recently, we have redirected our focus to the acquisition and development of acreage in the shallow oil, tight gas sand and oil shale plays throughout the United States. Since 2007, we have targeted unconventional shallow oil, tight gas sand and oil shale plays in Oklahoma, California, and New Mexico and have obtained large land positions in these plays.

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

We are currently focused on evaluating and developing our asset base, optimizing our acreage positions and evaluating potential acquisitions, with a focus on the development and acquisition of unconventional plays.

At December 31, 2011, based on the reserve reports, our estimated total proved oil and natural gas reserves were approximately 23,459 MMBoe, with estimated proved developed reserves of 14,651 MMBoe, or 62.5% of our total estimated proved reserves. Oil comprises approximately 55.2% of our total estimated proved reserves. For the year ended December 31, 2011, daily production averaged 10,927 Boepd.

In each of our core areas, we have established a team of experienced geologists and geophysists with extensive experience in the specific area of exploration. We acquired a large library of data including 3-D seismic surveys, well logs, production history, and other relevant data, and we maintain the latest in computer aided exploration hardware and software. Each prospect is subjected to a peer review process, reservoir engineering review, and economic analysis. The combination of having a complete data set, which is evaluated by experienced professionals along with a thorough geological, engineering, and economic review has led to our exploration drilling success. We have employed this system with success in the Gulf of Mexico and onshore in Texas and Louisiana, and we are establishing the same procedures for our Oklahoma and California unconventional opportunities.

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

Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and gas activities, commodity prices have experienced significant fluctuations. Our quarterly and annual average net realized oil and natural gas prices are shown in the tables below.

	2011
	2011	Q1	Q2	Q3	Q4
Oil:
Average realized price before hedges ($/Bbl)(1)	$101.90	$97.35	$106.27	$95.54	$108.40
Average realized price after hedges ($/Bbl)	$97.04	$93.27	$98.92	$93.06	$102.74
Average price differentials(2)	$14.06	$7.89	$9.78	$14.62	$23.94
Natural Gas:
Average realized price before hedges ($/Mcf)(1)	$4.74	$4.56	$5.34	$4.95	$4.12
Average realized price after hedges ($/Mcf)	$5.53	$6.28	$6.02	$5.37	$4.61
Average price differentials(2)	$0.15	$0.15	$0.23	$0.19	$0.01

	2010
	2010	Q1	Q2	Q3	Q4
Oil:
Average realized price before hedges ($/Bbl)(1)	$75.26	$72.51	$77.42	$74.86	$76.54
Average realized price after hedges ($/Bbl)	$75.66	$72.51	$77.42	$75.79	$77.30
Average price differentials(2)	$2.01	$2.18	$(1.67)	$3.87	$3.67
Natural Gas:
Average realized price before hedges ($/Mcf)(1)	$4.73	$5.51	$4.48	$4.97	$4.01
Average realized price after hedges ($/Mcf)	$7.25	$8.09	$7.99	$6.78	$6.04
Average price differentials(2)	$(0.13)	$(0.22)	$(0.05)	$(0.16)	$(0.10)

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.

(2)

Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

While oil and natural gas prices have strengthened in recent months, they remain unstable and we expect them to remain volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the United States dollar in international currency markets. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to hedging and other price protection contracts, and we intend to enter into such transactions in the future to reduce the effect of oil and natural gas price volatility on our cash flows. If the global economic instability continues, commodity prices may be depressed for an extended period of time, which could alter our development plans and adversely affect our growth strategy and our ability to access additional funding in the capital markets.

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

In 2008, we were the high bidder on a federal lease in the deep water portion of the Gulf of Mexico for Ewing Bank Block 920 for which we made a cash payment of approximately $23.0 million. In April 2010, BP experienced a fire aboard the Deepwater Horizon oil rig operating in ultra-deep water in the Gulf of Mexico. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent future similar disasters. See Item 1A, “Risk Factors—BP’s Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the Gulf of Mexico, some of which may be unforeseeable.” Although most of the proposals to date have been focused on deep water exploration in United States federal waters, and we currently operate in shallow United States federal and Louisiana state waters, one of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico on Ewing Bank Block 920. This lease accounts for 88.5% of our proved undeveloped reserves at December 31, 2011 and has not yet been drilled or developed. The Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the United States Department of the Interior’s moratorium and substantive changes to regulations for drilling will have an effect on this lease and our other offshore operations. The amendments to OPA will have an effect on this lease and our other offshore operations. We do believe that the prospect provides us with some value, including direct recourse to the U.S. Government. On January 25, 2011, we filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract on the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). The suit requests that the court provide a judgment equal to the Company’s expectation damages on lost profits, and reasonable costs and attorneys’ fees. We cannot be certain of the outcome of this suit.

We focus our efforts on increasing oil and natural gas reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

Our capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. During 2009, the Company had a write down of approximately $44.7 million to capitalized oil and gas properties primarily as a result of lower natural gas and crude oil price assumptions, lower than anticipated success rate on new drilling and higher than expected capital expenditures incurred. There was no write down resulting from the “ceiling test” in 2011 or 2010. The 2009 write down reduces the period to period comparability of our financial statements for the periods ended December 31, 2011, 2010 and 2009.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA. The following table contains financial and operational data for each of the three years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Average daily production:
Oil (Bbl per day)	2,877	2,920	2,898
Natural gas (Mcf per day)	48,303	44,308	50,112
Oil equivalents (Boe per day)	10,927	10,305	11,250
Average prices:(1)
Oil ($/Bbl)	$97.04	$75.66	$79.66
Natural gas ($/Mcf)	$5.53	$7.25	$8.45
Oil equivalents ($/Boe)	$49.98	$52.59	$58.15
Production expense ($/Boe)	$8.61	$8.39	$6.29
General and administrative expense ($/Boe)	$7.03	$4.42	$4.41
EBITDA(2) (in thousands)	$127,005	$132,002	$203,753
Net income (in thousands)	$23,999	$37,551	$24,986

(1)	Average prices presented give effect to our hedging. Please see “— Oil and Gas Hedging” for a discussion of our hedging activities.

(2)

EBITDA as used herein represents net income before interest expense, income taxes, depreciation, depletion and amortization. We present EBITDA because some investors believe it is an important supplemental measure of our performance, frequently used in evaluating companies in our industry. EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to EBITDA for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(dollars in thousands)
Net income	$23,999	$37,551	$24,986
Interest expense	18,028	9,057	4,349
Depreciation, depletion and amortization	67,597	71,954	150,423
Income taxes	17,381	13,440	23,995

EBITDA	$127,005	$132,002	$203,753

Set forth below is an explanation of certain of the expenses and other financial items that we disclose in our financial statements. We utilize the full-cost method of accounting for our oil and natural gas properties.

Production and delivery costs. Production and delivery costs consists of costs incurred to manage our production facilities and development operations, overhead, well control expenses and repairs and maintenance charges.

Depreciation, depletion and amortization. All capitalized costs of oil and gas properties are amortized through depreciation, depletion and amortization (“DD&A”) using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development and abandonment costs. Investments in unproved properties and major development projects are not amortized until proved reserves are attributed to the projects or until impairment occurs. If the results of an assessment indicate that the properties are impaired, that portion of such costs is added to the capitalized costs to be amortized. Capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. If a write down occurs, it is recorded within this category of the income statement for the period.

General and administrative expenses. General and administrative expenses include payroll and benefits for our corporate staff, costs of maintaining our headquarters, certain data processing charges, property taxes, audit and other professional fees and legal compliance.

Derivative (income) expense. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the income statement as derivative (income) expense. Hedge ineffectiveness of actual monthly settlements is also recorded as derivative (income) expense in the income statement. Hedge effectiveness of actual monthly settlements is recorded as a component of natural gas and oil sales. In general, where prices of underlying commodities rise during a period we recognize commodity derivative loss and where prices of underlying commodities decrease during a period we recognize commodity derivative gain.

Interest expense. Interest expense reflects interest incurred on our outstanding debt instruments.

Income tax provision. We follow the Financial Accounting Standards Board (“FASB”) accounting guidance related to income taxes. The asset and liability method prescribed by FASB guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. Our income tax provision consists of both (a) current federal, state, and local income tax expenses and (b) deferred federal, state, and local income tax expenses.

Results of Operations

The following table sets forth the audited results of operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues:
Gas sales	$97,456	$117,176	$154,519
Oil sales	101,906	80,632	84,262
Insurance proceeds	—	—	20,207

Total revenues	199,362	197,808	258,988
Operating expenses:
Production and delivery costs	34,326	31,569	25,831
Workover costs	7,730	10,470	8,439
Depreciation, depletion and amortization	67,597	71,954	150,423
General and administrative expenses	28,025	16,633	18,119
Bad debt expense	836	98	2,454
Derivative (income) expense	(1,700)	(555)	136

Total operating expense	136,814	130,169	205,402

Income from operations	62,548	67,639	53,586
Other income (expenses):
Interest income	244	276	363
Interest expense	(18,028)	(9,057)	(4,349)
Income (loss) from equity investment	(2,044)	(5,156)	492
Loss on sale of equipment inventory	(20)	(1,463)	(1,257)
Other income (expense), net	204	434	861

Total other income (expenses)	(19,644)	(14,966)	(3,890)

Income before taxes	42,904	52,673	49,696
Income tax provision	17,381	13,440	23,995

Net income including non-controlling interest	25,523	39,233	25,701
Net income attributable to non-controlling interest	1,524	1,682	715

Net income attributable to RAAM Global	$23,999	$37,551	$24,986

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Oil and natural gas production. Oil and natural gas production for the year ended December 31, 2011 increased to 4.0 MMBoe from 3.8 MMBoe for the year ended December 31, 2010. The increase in production during 2011 was due to a net increase from the exploration activities in the shallow waters of Louisiana and onshore Texas partially offset by the general decline in production from the offshore wells in federal waters. We had a capital expenditure program of $227.3 million in 2011 that was used primarily on drilling in Louisiana state waters and the implementation of active drilling programs onshore Texas and in Oklahoma.

Total revenues. Total revenues for the year ended December 31, 2011 increased to $199.4 million from $197.8 million for the year ended December 31, 2010. Gas revenues net of hedges increased by $7.0 million due to higher production volumes coupled with lower gas prices. Gas hedges decreased by $26.7 million due to lower hedged prices resulting in a net decrease in gas revenues from 2010 of $19.7 million. Oil revenues net of hedges increased by $26.8 million due to higher oil prices and moderately lower oil volumes. Oil hedges decreased by $5.5 million due to lower hedged prices resulting in a net increase in oil revenues from 2010 of $21.3 million. The net increase of $1.6 million in revenue was mainly attributable to increases in oil prices during 2011 over 2010.

During 2011, the Company realized a net decline in average prices realized from the sale of oil and natural gas of $2.61 per barrel resulting in an average sales price of $49.98 per Boe as of December 31, 2011 compared to an average sales price of $52.59 per Boe as of December 31, 2010. The decline was a result of lower hedged gas and oil prices during 2011.

Operating Costs and Expenses

Production and delivery costs. Our production and delivery costs for 2011 increased to $34.3 million, or $8.61 per Boe, from $31.6 million in 2010, or $8.39 per Boe. The increase in production and delivery costs was primarily attributable to more repair and maintenance costs and enhanced regulatory and compliance efforts required on our platforms.

Workover costs. Our workover costs for 2011 decreased to $7.7 million, or $1.94 per Boe, from $10.5 million in 2010, or $2.78 per Boe. The decrease in workover costs was largely a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2011 decreased to $67.6 million from $72.0 million in 2010. The decrease in depreciation, depletion and amortization was primarily due to a decrease in the annual depletion rate based on the calculation which was based on higher future gross revenues on reserves existing at year-end 2011 compared to year-end 2010.

General and administrative expenses. General and administrative expenses increased to $28.0 million in 2011 up from $16.6 million in 2010. The increase in general and administrative expenses was principally due to higher salaries and non-recurring changes to benefit plans related to the establishment of office locations devoted to mid-continent activities, increased consultant compensation for the use of more specialized consultants on technical projects and additional accounting and legal fees incurred for regulatory compliance matters pursuant to the registration of the Senior Notes.

Bad debt expense. Bad debt expense increased to $0.8 million in 2011 up from $0.1 million in 2010. This increase was due to an analysis indicating that amounts owed to the Company by one joint interest partner are anticipated to be uncollectible.

Derivative (income) expense. For 2011, derivative income was $1.7 million as compared to derivative income of $0.6 million in 2010. The Company recognized $1.7 million of derivative income for hedge ineffectiveness during 2011. This represents the amount by which the change in fair value of the derivatives exceeded the change in cash flows of the forecasted transactions for gas prices during the year. The Company recognized $0.6 million of derivative income in 2010, and similar to 2011, the amount consisted primarily of hedge ineffectiveness for gas price derivatives during the year.

Interest expense. Net interest expense increased to $17.8 million in 2011 up from $8.8 million in 2010 due to an increase in our average interest rate resulting from the initial issuance of the 2015 Senior Secured Notes in September 2010 and the issuance of additional 2015 Senior Secured Notes in July 2011. Debt balances averaged $173.2 million during 2011 and $118.4 million during 2010. Interest rates averaged 12.5% during 2011 and 5.9% during 2010.

Income (loss) from equity investment. Income (loss) from equity investment was a $2.0 million loss for the year ended December 31, 2011 compared to a $5.2 million loss for the year ended December 31, 2010. The Company recorded an “other than temporary impairment” on its equity method investment in Attune Australia, LLC during the third quarter of 2011 and also during the fourth quarter of 2010. The investment value was zero at December 31, 2011.

Other income (expense), net. For 2011, other income was $204,000 as compared to $434,000 in 2010. The decrease was mainly due to the timing of receipt of various non-recurring miscellaneous income items.

Income tax provision. For 2011, we recorded income tax expense of $17.4 million as compared to income tax expense of $13.4 million for 2010. Income tax expense recognized was based on effective tax rates of 41.1% for 2011 and 25.5% for 2010. Our effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and percentage depletion. The Company’s state and local income tax rate in 2011 increased from 2010 as a result of having a higher 2011 apportionment of its taxable income in two states with higher statutory tax rates where the Company performed the majority of its income-producing and capital expenditure activities.

During 2011, the Company discovered that its accumulated depletion was not properly allocated on a jurisdictional (i.e., state by state) basis. Such allocation is necessary due to the variation in state tax rates and the Company’s significant deferred income tax liabilities associated with accumulated depletion. As a result, an adjustment to increase the Company’s deferred income tax expense and deferred income tax liabilities of approximately $2.5 million was recorded in 2011 related to prior periods as a correction of an error. The Company has assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2011, to trends for those periods affected, or to a fair presentation of the Company’s consolidated financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Company has increased income tax expense and deferred income tax liabilities by $2.5 million to correct this error in the fourth quarter of 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Oil and natural gas production. Oil and natural gas production for the year ended December 31, 2010 decreased to 3.8 MMBoe from 4.1 MMBoe for the year ended December 31, 2009. The decrease in production during 2010 was due to general decline in the offshore wells with limited development activities in 2010. We had a capital expenditure program of $86.9 million in 2010 that was used primarily on lease acquisitions and drilling of our most viable prospects onshore in Texas.

Total revenues. Total revenues for the year ended December 31, 2010 decreased to $197.8 million from $259.0 million for the year ended December 31, 2009. The decrease in revenue was mainly attributable to a reduction in revenues from gas hedges and a reduction in gas production.

The decline in average prices realized from the sale of oil and natural gas reflected the sharp economic decline that began during the second half of 2008 and continued through 2009 and 2010. In addition, natural gas prices remained weak through 2009 due to high natural gas storage levels. Even though oil prices did rise during 2010, average sales prices per Boe for the year ended December 31, 2010 of $52.59 per Boe remained well below the average sales prices per Boe for the year ended December 31, 2009 of $58.15 per Boe.

Operating Costs and Expenses

Production and delivery costs. Our production and delivery costs for 2010 increased to $31.6 million, or $8.39 per Boe, from $25.8 million in 2009, or $6.29per Boe. Actual production and delivery costs for both periods were comparable; however, physical damage insurance proceeds were recovered during the 2009 period and those proceeds offset production and delivery costs since the original repair costs were recorded in this category.

Workover costs. Our workover costs for 2010 increased to $10.5 million, or $2.78 per Boe, from $8.4 million in 2009, or $2.06 per Boe. The increase in workover costs from the comparable period in 2009 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels. Also during the 2009 period, the Company’s efforts were focused on repairing damages caused by hurricanes as opposed to completing workover projects that were in process.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2010 decreased to $72.0 million from $150.4 million in 2009. The decrease in depreciation, depletion and amortization was caused primarily by a lower amount of amortizable oil and gas properties to deplete at December 31, 2010.

General and administrative expenses. General and administrative expenses decreased to $16.6 million, from $18.1 million in 2009. The decrease in general and administrative expense resulted principally from specialized consultant costs on highly technical wells drilled during the 2009 period which did not recur in the 2010 period.

Bad debt expense. Bad debt expense decreased to $0.1 million in 2010 down from $2.5 million in 2009. The bad debt expense recognized in 2010 was due to an analysis indicating that minor amounts owed to the Company by four joint interest partners were anticipated to be uncollectible. The bad debt expense recognized in 2009 resulted from non-payment of a note receivable by a third party entity.

Derivative (income) expense. For 2010, derivative income was $0.6 million as compared to derivative expense of $0.1 million in 2009. The Company recognized $0.6 million of derivative income for hedge ineffectiveness during 2010. This represents the amount by which the change in fair value of the derivatives exceeded the change in cash flows of the forecasted transactions for gas prices during the year. The Company recognized $0.1 million of derivative expense in 2009, and similar to 2010, the amount consisted primarily of hedge ineffectiveness for gas price derivatives during the year.

Interest expense. Net interest expense increased to $8.8 million, from $4.0 million in 2009 due to a higher interest rate on the Company’s Senior Notes which were issued during September 2010. The Company recorded $5.0 million of interest payable on the Senior Notes at December 31, 2010. Debt balances averaged $118.4 million during 2010 and $120.7 million during 2009. Interest rates averaged 5.90% during 2010 and 3.52% during 2009.

Income (loss) from equity investment. Income (loss) from equity investment decreased to a $5.2 million loss for the year ended December 31, 2010 from a $492,000 gain for the year ended December 31, 2009. The Company recorded an “other than temporary impairment” on its equity method investment in Attune Australia, LLC during fourth quarter 2010. Champion Exploration, LLC, the partnership in which we had an equity interest (prior to June 30, 2009) had $965,000 of income for the first six months of 2009. We withdrew our 51% interest from Champion Exploration, LLC effective June 30, 2009.

Other income (expense), net. For 2010, other income was $434,000 as compared to $861,000 in the same period of 2009. The decrease was mainly due to the dissolution of the minority interest in Crestar Energy, LLC in 2009, a non-recurring event.

Income tax provision. For 2010, we recorded an income tax expense of $13.4 million as compared to income tax expense of $25.2 million for 2009. Income tax expense recognized is based on effective tax rates of 25.5% for 2010 and 48.7% for 2009. Our effective tax rate differs from the statutory federal income tax rate primarily because of state and local income taxes and percentage depletion. The Company’s state and local income tax rate in 2010 decreased from 2009 as a result of having higher apportionment of its taxable income to states with lower statutory income tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from shareholders, borrowings under our Amended Revolving Credit Facility, debt financings and cash flows from operations. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements.

We have a total capital expenditure budget of $177 million for 2012, which is a 22% decrease over the $227.3 million invested during 2011. The 2012 budget of $177 million does not include an additional $64.5 million of capital expenditures which would be required for the drilling of the Flatt’s Guitar Prospect in the deepwater Gulf of Mexico, should a permit be obtained for that project. Therefore, our capital budget may need to be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

The 2012 capital budget consists of:

—	$48 million for geological and geophysical costs, including leasing;

—	$13 million for Louisiana state water drilling and development;

—	$50 million for onshore conventional drilling and development;

—	$29 million for Oklahoma and California drilling and development; and

—	$37 million for projects in progress; recompletions; and plugging and abandonment.

While we have budgeted $177 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2012 capital budget has been funded from debt financing and our cash flows from operations.

We currently project our remaining 2012 capital expenditures will be funded from existing cash flow and projected cash flow from new wells. While there are no current plans to use the Bank Credit Facility to fund capital expenditures, should the production from new wells and from the success of additional drilling not be sufficient to meet our capital expenditure requirements, the company could use the Bank Credit Facility to bridge any deficiency in order to continue the exploration program.

Amended Revolving Credit Facility

As of September 24, 2010, we repaid the $100.0 million outstanding under our existing credit facility, which was repaid with the proceeds from our offering of $150.0 million 12.50% Senior Notes due 2015. On September 23, 2010, we entered into our Amended and Restated Revolving Credit Facility, which was subsequently amended on November 29, 2011. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at December 31, 2011. As of December 31, 2011, we had no indebtedness outstanding under our Amended Revolving Credit Facility and a borrowing base of approximately $62.5 million.

12.50% Senior Secured Notes due 2015

On September 24, 2010, we sold $150 million of 2015 Senior Secured Notes at a discount (99.086% of par), which equates to an effective yield to maturity of approximately 12.75%, to the Initial Purchasers. We received net proceeds from the offering of approximately $148.6 million, after deducting estimated transaction fees and expenses. The net proceeds were used to repay all outstanding indebtedness under our revolving credit facility and for funding a portion of our planned capital expenditures for development and drilling in 2011. On July 12, 2011, we sold an additional $50,000,000 of 2015 Senior Secured Notes at a premium (102.500% of par) to the Initial Purchasers. The net proceeds from the offering were approximately $49.7 million, after discounts and estimated offering fees and expenses. The Company used the net proceeds from the offering for general corporate purposes. The 2015 Senior Secured Notes were offered and sold pursuant to the following exemptions from registration under the Securities Act: (i) to qualified institutional buyers under Rule 144A of the Securities Act, (ii) to a limited number of institutional accredited investors within the meaning of Rule 501(a)(1),(2),(3) or (7) of the Securities Act who delivered an Intuitional Accredited Investor Letter, (iii) to persons outside the United States in reliance on Regulation S and (iv) to our executive officers within the meaning of Rule 501(a)(4) of the Securities Act.

The 2015 Senior Secured Notes will mature on October 1, 2015, and interest is payable on the 2015 Senior Secured Notes on each April 1 and October 1. We have the option to redeem all or a portion of the 2015 Senior Secured Notes at any time on or after April 1, 2015 at the redemption price specified in the 2015 Senior Secured Notes Indenture plus accrued and unpaid interest. We may also redeem the 2015 Senior Secured Notes, in whole or in part, at a “make-whole” redemption price specified in the 2015 Senior Secured Notes Indenture, plus accrued and unpaid interest, at any time prior to October 1, 2014. In addition, we may redeem up to 35% of the 2015 Senior Secured Notes prior to October 1, 2014 under certain circumstances with the net cash proceeds from certain equity offerings at a price equal to 112.50% of the principal amount. The 2015 Senior Secured Notes Indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. We were in compliance with these covenants as of December 31, 2011. The 2015 Senior Secured Notes are not subject to any sinking fund requirements. The 2015 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of our existing and future domestic subsidiaries.

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	(dollars in thousands)
	2011	2010	2009
Net cash provided by operating activities	$172,098	$114,209	$185,505
Net cash used in investing activities	(245,204)	(87,838)	(142,334)
Net cash provided by (used in) financing activities	43,817	25,773	(22,335)

Net increase (decrease) in cash and equivalents	$(29,289)	$52,144	$20,836

Cash Flows Provided by Operating Activities

Cash provided from operating activities was $172.1 million during 2011 as compared to cash provided by operating activities of $114.2 million during 2010. The increase in operating cash flows during 2011 was principally attributable to the timing of payments on accounts payable and collection of receivables during 2011.

Cash provided from operating activities was $114.2 million during 2010 as compared to cash provided by operating activities of $185.5 million during 2009. The decrease in operating cash flows during 2010 was principally attributable to the timing of payments on accounts payable and better operating results in 2009 than in 2010.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see Please see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Cash Flows Used in Investing Activities

Investing activities used cash totaling $245.2 million during 2011 as compared to cash used in investing of $87.8 million during 2010. Cash used in investing activities increased in 2011 as compared to 2010 primarily because of increased drilling in Louisiana state waters and the implementation of active drilling programs onshore Texas and in Oklahoma.

Investing activities used cash totaling $87.8 million during 2010 as compared to cash used in investing of $142.3 million during 2009. Cash used in investing activities decreased in 2010 as compared to 2009 primarily because of the inability to drill wells in the Gulf of Mexico pursuant to the moratorium on drilling activities issued by the BOEMRE.

Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table:

	Year Ended December 31,
	(dollars in thousands)
	2011	2010	2009
Project Area
Federal	$5,726	$10,305	$37,169
Shallow State Waters	87,713	14,561	51,632
Onshore Texas, Louisiana and Mississippi	91,274	39,719	38,209
Oklahoma, California and Mid-Continent	42,635	22,351	10,784

Total	$227,348	$86,936	$137,794

Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities was $43.8 million during 2011 as compared to cash provided by financing activities of $25.8 million during 2010. Cash flows provided by financing during 2011 related primarily to proceeds from the issuance of additional 2015 Senior Secured Notes and insurance premium financing offset by payments on borrowings and shareholder dividends. Cash flows provided by financing during 2010 related primarily to the issuance of our Senior Notes offset by the repayment of the outstanding balance on our credit facility.

Financing activities provided cash flows of $25.8 million during 2010 as compared to cash used in financing activities of $22.3 million during 2009. Cash flows provided by financing during 2010 related primarily to the issuance of 2015 Senior Secured Notes offset by the repayment of the outstanding balance on our credit facility. Cash flows used by financing during 2009 related primarily to payments on our credit facility.

Oil and Gas Hedging

As part of our risk management program, we hedge a portion of our anticipated oil and gas production to reduce our exposure to fluctuations in oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions. We expect that in the future our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. Please see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

At December 31, 2011, commodity derivative instruments were in place covering approximately 98% of our projected oil and natural gas sales for 2012, 55% of our projected oil and natural gas sales for 2013, 43% of our projected oil and natural gas sales for 2014 and 17% of our projected oil and natural gas sales for 2015.

As of December 31, 2011, we had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Futures		Total Options
Period	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Strike Price
2012	85,488	$88.41	3,660	$110.00
2013	27,058	$84.26	13,292	$125.00
2014 (1)	17,433	$85.55	—	—

(1)	The Company currently does not have any volumes hedged for futures in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

Subsequent to December 31, 2011, we entered into additional oil derivative instruments and sold puts with a strike price of $75.00 for 1,940 bbls/day for March 1, 2012 through December 31, 2012. We also sold puts with a strike price of $70.00 for 700 bbls/day for January 1, 2013 through December 31, 2013.

As of December 31, 2011, we had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Total Futures		Total Options
Period	Volume in MBtu/Mo	Weighted Average Fixed Price	Volume in MBtu/Mo	Estimated Price (1)
2012	1,306,008	$4.05	152,500	$4.56
2013	644,950	$4.63	152,083	$5.31
2014	481,517	$4.66	—	—
2015	252,475	$4.91	—	—

(1)

For 2012 and 2013, the company has entered into protective spreads where the price to be realized by the Company is dependent on the NYMEX contract closing price. The Company has estimated the price it will receive based on the closing NYMEX prices as of December 31, 2011.

Subsequent to December 31, 2011, the Company desired to monetize the majority of its gas hedges and received approximately $23.3 million during February 2012 and then entered into additional gas derivative swaps in the same volume but at current market prices. The following table summarizes the gas hedging positions of the Company subsequent to December 31, 2011.

	NYMEX Contract Price
	Total Futures		Total Options
Period	Volume in MBtu/Mo	Weighted Average Fixed Price	Volume in MBtu/Mo	Estimated Price
2012 (1)	1,221,210	$3.13	—	—
2013	644,950	$3.85	—	—
2014	481,517	$3.96	—	—
2015	252,475	$4.74	—	—

(1)	Average hedge volume is calculated for the ten months remaining in the 2012 year.

After the monetization of our gas hedges, commodity derivative instruments were in place covering approximately 76% of our projected oil and natural gas sales for 2012, 55% of our projected oil and natural gas sales for 2013, 43% of our projected oil and natural gas for 2014 and 17% of our projected oil and natural gas sales for 2015.

Each of these transactions were designated as cash flow hedges. Please see “Notes to Consolidated Financial Statements–Note 6 Commodity Derivative Instruments and Hedging Activities” included elsewhere in this annual report for additional discussion regarding the accounting applicable to our hedging program.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments as of December 31, 2011:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Amended Revolving Credit Facility	$—	$—	$—	$—	$—
12.50% Notes Due 2015(1)	293,750	25,000	50,000	218,750	—
Promissory note(2)	2,861	128	284	328	2,121
Other indebtedness(3)	1,801	1,801	—	—	—
Operating leases(4)	2,282	659	1,257	366	—
Drilling rig commitments(5)	6,004	6,004	—	—	—

Total	$306,698	$33,592	$51,541	$219,444	$2,121

(1)	A principal repayment of $200 million is included in the 3-5 year column. All other amounts represent interest.
(2)

Consists of a promissory note with GE Commercial Finance Business Property Corporation in the aggregate principal amount of $2.9 million relating to the construction of our Houston, TX office building.

(3)	Consists of $1.8 million of outstanding indebtedness relating to the financing of the premiums on our annual insurance policy.
(4)	Consists of office space leases for our Lexington, KY, New Orleans, LA and Denver, CO offices.
(5)

Consists of obligations under a drilling rig contract for one rig during 2012. This contract was entered into in the normal course of business to ensure rig availability to allow us to execute our business objectives.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. Please see “Notes to Consolidated Financial Statements—Note 2 Significant Accounting Policies” for a discussion of additional accounting policies and estimates made by management.

Oil and Natural Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $5.2 million, $4.6 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $111.6 million and $81.7 million at December 31, 2011 and December 31, 2010, respectively. The Company believes that the unevaluated properties at December 31, 2011 will be substantially evaluated during 2012, 2013 and 2014, and the costs will begin to be amortized at that time. The Company capitalized interest of $6.1 million, $0.7 million and $0 during the years ended December 31, 2011, 2010 and 2009, respectively, related to significant properties not subject to amortization.

Capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. During 2009, the Company had a write-down of $44.7 million to capitalized oil and gas properties primarily as a result of lower natural gas and crude oil price assumptions, lower than anticipated success rate on new drilling and higher than expected capital expenditures incurred. There were no write-downs resulting from the “ceiling test” for the years ended December 31, 2011 and 2010. Future evaluation of unevaluated properties, oil and gas sales prices and changes in proved reserve estimates will affect the results of future ceiling tests. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under defined economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. Please see “Notes to Consolidated Financial Statements— Note 2 Significant Accounting Policies” included elsewhere in this annual report. Our estimated proved reserves for the years ended December 31, 2011, 2010 and 2009 were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and H.J. Gruy and Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves were revised upward or downward, earnings would increase or decrease respectively.

All capitalized costs of oil and gas properties are amortized through depreciation, depletion and amortization (DD&A) using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development and abandonment costs.

Sales of Oil and Gas Properties

Pursuant to the full-cost method of accounting, sales of proved and unproved oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income. During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying consolidated balance sheet. During the fourth quarter of 2010, the Company finalized an agreement to sell approximately 69,000 acres onshore Louisiana to an unrelated third party oil and gas company. The sales price was $13.7 million and was recorded in accounts receivable and as an accumulated reduction to our net oil and gas properties on the accompanying consolidated balance sheet. The cash payment was collected during January 2011, pursuant to the agreement.

Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2011 was $21.5 million. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying statement of operations. A discount rate of 5% was used to calculate the asset retirement obligation until September 24, 2010, at which time the Company began using a discount rate of 12.5%, the rate of the newly issued 2015 Senior Secured Notes. Other critical assumptions used to calculate asset retirement obligations include reserve lives as reported by our independent oil and natural gas reservoir engineering consulting firms, current market rates for plugging and abandonment activities and historical costs the Company has incurred on its plugging and abandonment activities.

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

The Company follows the provisions of FASB guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption “Commodity Derivatives” is being used in the accompanying balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative instruments entered into in 2011 and 2010 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying balance sheet as a component of other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current period earnings in the accompanying statement of operations as derivative (income) expense. Hedge ineffectiveness of actual monthly settlements is recorded as a component of oil and gas sales in the accompanying consolidated statement of operations. During the years ended December 31, 2011, 2010 and 2009, the amounts of other comprehensive income related to hedge transactions that settled and is recorded in the accompanying consolidated statements of operations were $8.8 million, $41.1 million and $104.1 million, respectively. The Company anticipates the amount of other comprehensive income related to hedge transactions that will settle during the next twelve months and be recorded in the 2012 consolidated statements of operations will be $8.1 million, net of tax effects.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-05, amending Topic 220 – Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income and accordingly will not have a material impact on the Company’s financial statements. The ASU is effective for fiscal periods beginning after December 15, 2011. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05. The ASU is effective for interim and annual periods beginning after December 15, 2011.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2011, 2010 or 2009. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management that may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the year ended December 31, 2011, our annual revenue would increase or decrease by approximately $10.5 million for each $10.00 per barrel change in crude oil prices and $17.6 million for each $1.00 per MMBtu change in natural gas prices.

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

At December 31, 2011, $11.6 million represented the fair value of the commodity derivatives. This $11.6 million was made up of approximately $15.9 million in assets, which were recorded in both current and long term assets and approximately $4.3 million in liabilities recorded in long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $1.7 million for 2011. At December 31, 2010, $6.8 million represented the fair value of the commodity derivatives. This $6.8 million is made up $9.6 million in assets, which is recorded in both current and long term assets and $2.8 million in liabilities recorded in current and long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $0.6 million for 2010. A 10% increase in prices used at December 31, 2011 would have reduced the asset fair value by $20.8 million and a 10% decrease in prices would have increased the asset fair value by $19.2 million.

As of December 31, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2012, 2013, 2014, and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price

January 2012 - February 2012	Call	150,000	$5.60

January 2012 - February 2012	Put	150,000	$5.00

January 2012 - February 2012	Put	150,000	$4.00

January 2012 - February 2012	Swap	100,000	$6.24

January 2012 - February 2012	Swap	100,000	$6.33

January 2012 - February 2012	Put	150,000	$4.00

January 2012 - February 2012	Put	150,000	$3.40

January 2012 - December 2012(1)	Swap	61,000	$5.05

January 2012 - December 2012(1)	Swap	61,000	$5.00

January 2012 - December 2012(1)	Swap	396,166	$4.00

January 2012 - December 2012(1)	Swap	152,500	$4.51

January 2012 - December 2012(1)	Swap	241,167	$3.67

January 2012 - December 2012(1)	Swap	360,842	$3.62

March 2012 - December 2012(1)	Put	153,000	$3.75

March 2012 - December 2012(1)	Put	153,000	$5.00

March 2012 - December 2012(1)	Call	153,000	$6.15

April 2012 - December 2012(1)	Call	152,778	$5.00

April 2012 - December 2012(1)	Call	152,778	$6.15

January 2013 - September 2013(1)	Swap	90,556	$4.57

January 2013 - December 2013(1)	Swap	152,083	$5.40

January 2013 - December 2013(1)	Put	152,083	$4.00

January 2013 - December 2013(1)	Call	152,083	$5.40

January 2013 - December 2013(1)	Call	152,083	$6.00

January 2013 - December 2013(1)	Swap	152,083	$4.51

January 2013 - December 2013(1)	Swap	150,542	$4.30

January 2013 - December 2013(1)	Swap	122,325	$4.28

January 2014 - June 2014(1)	Swap	150,833	$4.88

January 2014 - December 2014(1)	Swap	152,083	$4.51

January 2014 - December 2014(1)	Swap	158,833	$4.68

January 2014 - December 2014(1)	Swap	79,850	$4.61

July 2014 - December 2014(1)	Swap	30,667	$4.92

January 2015 - December 2015	Swap	167,042	$4.94

January 2015 - December 2015(1)	Swap	85,433	$4.85

(1) During February 2012, the Company monetized the gas hedges indicated above and received approximately $23.3 million. Since then, the Company entered into additional gas derivative swaps in the same volume but at current market prices.

As of December 31, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2012, 2013, and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price

January 2012 - March 2012	Spread Swap	30,334	$16.75

January 2012 - March 2012	Swap	10,000	$89.00

January 2012 - March 2012	Swap	8,000	$88.24

January 2012 - March 2012	Swap	6,000	$86.80

January 2012 - September 2012	Swap	24,356	$82.25

January 2012 - December 2012	Call	3,660	$110.00

January 2012 - December 2012	Swap	20,046	$100.02

January 2012 - December 2012	Swap	22,933	$100.30

April 2012 - June 2012	Swap	6,000	$88.52

April 2012 - June 2012	Swap	6,000	$87.05

April 2012 - June 2012	Swap	5,000	$87.50

July 2012 - September 2012	Swap	12,000	$88.76

July 2012 - September 2012	Swap	5,000	$87.80

October 2012 - December 2012	Swap	39,867	$84.00

January 2013 - June 2013	Swap	21,117	$84.70

January 2013 - December 2013	Call	13,292	$125.00

January 2013 - December 2013	Swap	8,833	$95.72

July 2013 - December 2013	Swap	15,333	$85.50

January 2014 - June 2014	Swap	24,133	$85.40

July 2014 - September 2014	Swap	21,467	$85.90

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements — Note 3 Fair Value Measurements” and “Note 6 Commodity Derivative Instruments and Hedging Activities” included elsewhere in this annual report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($5.6 million at December 31, 2011) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($31.5 million in receivables at December 31, 2011). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well, to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. See “Notes to

Consolidated Financial Statements —Note 6 Commodity Derivative Instruments and Hedging Activities” included elsewhere in this annual report.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. We had no debt outstanding under the Amended Revolving Credit Facility at December 31, 2011. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RAAM Global Energy Company

We have audited the accompanying consolidated balance sheets of RAAM Global Energy Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAAM Global Energy Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, during 2009 the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 27, 2012

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2011	2010

Assets

Current assets:

Cash and cash equivalents	$51,743	$81,032

Accounts receivable, net of $1,005 and $235 provision for bad debts in 2011 and 2010, respectively	5,642	22,412

Revenues receivable	31,532	21,703

Income taxes receivable	2,118	2,955

Commodity derivatives – current portion	12,674	9,377

Prepaid assets	4,945	4,200

Other current assets	3,919	3,784

Total current assets	112,573	145,463

Oil and gas properties (full-cost method):

Properties being amortized	1,203,272	1,009,071

Properties not subject to amortization	111,621	81,656

Less accumulated depreciation, depletion, and amortization	(720,062)	(653,777)

Net oil and gas properties	594,831	436,950

Other assets:

Other capitalized assets, net	7,183	7,246

Commodity derivatives	3,191	263

Equity investments	–	2,044

Other	5,698	5,320

Total other assets	16,072	14,873

Total assets	$723,476	$597,286

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	0000000	0000000
	December 31,	December 31,
	2011	2010

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$52,969	$19,587

Revenues payable	29,319	17,834

Interest payable - senior secured notes	6,250	5,048

Current taxes payable	399	924

Advances from joint interest partners	1,019	–

Commodity derivatives - current portion	–	1,973

Asset retirement obligations - current portion	1,778	2,406

Long-term debt - current portion	1,929	1,112

Deferred income taxes - current portion	3,109	1,810

Total current liabilities	96,772	50,694

Other liabilities:

Commodity derivatives	4,244	861

Asset retirement obligations	25,010	20,946

Long-term debt	2,733	2,860

Senior secured notes	199,972	148,681

Deferred income taxes	105,095	90,870

Other long-term liabilities	467	–

Total other liabilities	337,521	264,218

Total liabilities	434,293	314,912

Commitments and contingencies (see Note 14)

Noncontrolling interest	–	2,467

Shareholders’ equity:

Common stock, no par value, 380,000 shares authorized, 62,500 and 60,000 outstanding in 2011 and 2010, respectively	62,478	56,096
Treasury stock at cost, 5,166 shares in 2011 and 2010	(5,736)	(5,736)

Retained earnings	224,513	223,570

Accumulated other comprehensive income, net of taxes	7,928	5,977

Total shareholders’ equity	289,183	279,907

Total liabilities and shareholders’ equity	$723,476	$597,286

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	2011	2010	2009

Revenues:

Gas sales	$97,456	$117,176	$ 154,519

Oil sales	101,906	80,632	84,262

Insurance proceeds - business interruption	—	—	20,207

Total revenues	199,362	197,808	258,988

Costs and expenses:

Production and delivery costs	34,326	31,569	25,831

Workover costs	7,730	10,470	8,439

Depreciation, depletion and amortization	67,597	71,954	150,423

General and administrative expenses	28,025	16,633	18,119

Bad debt expense	836	98	2,454

Derivative expense (income)	(1,700)	(555)	136

Total operating expense	136,814	130,169	205,402

Income from operations	62,548	67,639	53,586

Other income (expenses):

Interest expense, net	(17,784)	(8,781)	(3,986)

Income (loss) from equity investment	(2,044)	(5,156)	492

Loss on disposal of inventory and properties	(20)	(1,463)	(1,257)

Other income (expense), net	204	434	861

Total other income (expenses):	(19,644)	(14,966)	(3,890)

Income before taxes	42,904	52,673	49,696

Income tax provision	17,381	13,440	23,995

Net income including noncontrolling interest	$25,523	$39,233	$ 25,701

Net income attributable to noncontrolling interest (net of tax)	1,524	1,682	715

Net income attributable to RAAM Global	$23,999	$37,551	$ 24,986

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated Other
	Common Stock		Treasury	Retained	Comprehensive

	Shares	Amount	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2009	55,399	$46,090	$(5,305)	$167,818	$58,071	$266,674
Issuance of common stock	4,761	12,850				12,850
Treasury stock	(160)		(431)			(431)
Purchase of noncontrolling interest		(2,844)				(2,844)
Change in noncontrolling interest				176		176
Payment of dividends				(5,663)		(5,663)
Comprehensive income (loss):
Net income				24,986		24,986
Changes in fair value of hedges, net of taxes of $21,848					(37,249)	(37,249)

Comprehensive loss						(12,263)

Balance, December 31, 2009	60,000	$56,096	$(5,736)	$187,317	$20,822	$258,499
Change in noncontrolling interest				4,702		4,702
Payment of dividends				(6,000)		(6,000)
Comprehensive income:
Net income				37,551		37,551
Changes in fair value of hedges, net of taxes of $9,380					(14,845)	(14,845)

Comprehensive income						22,706

Balance, December 31, 2010	60,000	$56,096	$(5,736)	$223,570	$5,977	$279,907
Issuance of common stock	2,500	6,333				6,333
Purchase of noncontrolling interest		49				49
Change in noncontrolling interest				(16,993)		(16,993)
Payment of dividends				(6,063)		(6,063)
Comprehensive income:
Net income				23,999		23,999
Changes in fair value of hedges, net of taxes of $1,164					1,951	1,951

Comprehensive income						25,950

Balance, December 31, 2011	62,500	$62,478	$(5,736)	$224,513	$7,928	$289,183

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2011	2010	2009

Operating activities
Net income including noncontrolling interest	$25,523	$39,233	$25,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	69,790	73,550	150,658
Deferred income taxes	15,525	(19,237)	(12,293)
Stock-based compensation expense	6,333	–	–
Loss on disposal of inventory and properties, net	20	1,463	657
Impairment of equity method investment	2,044	5,156	–
Changes in assets and liabilities:
Accounts and revenues receivable	6,941	687	15,036
Insurance receivable	–	6,050	6,700
Income tax receivables	837	(2,955)	325
Other current assets	(815)	2,370	(3,756)
Other non-current assets	–	–	2,400
Change in derivatives, net	(2,864)	8,825	22,602
Accounts payable and accrued liabilities	36,137	(5,219)	(14,075)
Current taxes payable	(526)	610	(6,918)
Interest payable on Senior Notes	1,202	5,048	–
Revenues payable	11,484	(1,372)	(1,532)
Other long-term liabilities	467	–	–

Net cash provided by operating activities	172,098	114,209	185,505

Investing activities
Change in restricted cash	–	–	2,000
Change in investments	–	150	(150)
Change in advances from joint interest partners	1,019	(1,052)	658
Payment of prepaid drilling expenses	(555)	–	–
Additions to oil and gas properties and equipment	(226,793)	(86,936)	(137,794)
Purchase of noncontrolling interest	(21,000)	–	(7,048)
Proceeds from net sales of oil and gas properties	2,125	–	–

Net cash used in investing activities	(245,204)	(87,838)	(142,334)

Financing activities
Proceeds from long-term borrowings	8,037	8,874	9,206
Payments on long-term borrowings	(7,347)	(119,024)	(24,043)
Deferred loan costs	(469)	–	(1,409)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	148,629	–
Deferred bond costs	(1,510)	(6,701)	–
Treasury stock	–	–	(431)
Payment of dividends	(6,063)	(6,000)	(5,663)
Other	(81)	(5)	5

Net cash provided by (used in) financing activities	43,817	25,773	(22,335)

Increase (decrease) in cash and cash equivalents	(29,289)	52,144	20,836
Cash and cash equivalents, beginning of period	81,032	28,888	8,052

Cash and cash equivalents, end of period	$51,743	$81,032	$28,888

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

RAAM Global Energy Company (“RAAM,” “RAAM Global,” or the “Company”) is engaged primarily in the exploration and development of oil and gas properties and in the resulting production and sale of natural gas, condensate and crude oil. The Company’s production facilities are located in the Gulf of Mexico, offshore Louisiana and onshore Mississippi, Louisiana, Texas, and Oklahoma.

2.	Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. The accompanying consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, its majority-owned joint venture and variable interest entities where RAAM Global is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company’s most significant financial estimates are based on remaining proved oil and gas reserves.

Financial Instruments

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. The book values of those financial instruments that are classified as current assets or liabilities approximate fair value because of the short maturity of those instruments.

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $5.2 million, $4.6 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

All capitalized costs of oil and gas properties are amortized through depreciation, depletion and amortization (DD&A) using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development and abandonment costs.

Investments in unproved properties and major development projects are not amortized until proved reserves are attributed to the projects or until impairment occurs. If the results of an assessment indicate that the properties are impaired, that portion of such costs is added to the capitalized costs to be amortized.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $111.6 million and $81.7 million at December 31, 2011 and December 31, 2010, respectively. The Company believes that the unevaluated properties at December 31, 2011 will be substantially evaluated during 2012, 2013 and 2014, and the costs will begin to be amortized at that time. The Company capitalized interest of $6.1 million, $0.7 million and $0 during the years ended December 31, 2011, 2010 and 2009, respectively, related to significant properties not subject to amortization.

Capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. Details specific to the Company’s ceiling tests for the periods presented in the accompanying consolidated financial statements are discussed in Note 5, Property, Plant and Equipment and Asset Retirement Obligations.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. See Note 13, Related-party Transactions, for further information.

Other Capitalized Assets

Buildings, office equipment, software, furniture, fixtures, and leasehold equipment are depreciated over their estimated useful lives (2 - 32 years) using the straight-line method. See Note 5, Property, Plant and Equipment and Asset Retirement Obligations, for additional information.

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

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption Commodity Derivatives is being used in the accompanying consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative instruments entered into in 2011 and 2010 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying consolidated balance sheet as a component of other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying consolidated statement of operations in Derivative expense (income). Hedge ineffectiveness of actual monthly settlements is also recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying consolidated statement of operations. During the years ended December 31, 2011, 2010 and 2009, the amounts of other comprehensive income related to hedge transactions that settled and is recorded in the accompanying consolidated statements of operations were $8.8 million, $41.1 million and $104.1 million, respectively. The Company anticipates the amount of other comprehensive income related to hedge transactions that will settle during the next twelve months and be recorded in the 2012 consolidated statements of operations will be $8.1 million, net of tax effects.

Income Taxes

The Company follows FASB guidance on accounting for income taxes. The asset and liability method prescribed by this guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. Interest and penalties on tax payments are recorded as a component of the income tax provision.

Revenue Recognition and Taxes Remitted to Governmental Authorities

The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled, based on its interest in the properties. Gas balancing obligations as of December 31, 2011, 2010 and 2009 were not significant. The Company recognized insurance proceeds for business interruption of $20.2 million during 2009. This was related to damages caused by Hurricane Ike and was for re-drilling a well and costs to repair previously capitalized oil and gas properties. The Company has adopted a policy of netting severance taxes paid to governmental authorities within oil and gas sales on the accompanying consolidated statement of operations. Severance taxes paid to governments were $10.3 million, $5.7 million and $5.9 million for 2011, 2010 and 2009, respectively.

Accounting for Accounts and Revenues Receivable

The Company records receivables due within one year at the outstanding value, adjusted for the valuation allowance. Accounts receivable is made up of joint interest billings (“JIB”) to partners for well expenses incurred prior to year-end that remain unpaid at the balance sheet date. Revenues receivable is made up of amounts due from purchasers for oil and gas volumes sold prior to year-end that remain unpaid at the balance sheet date. The company uses the aging of accounts method to calculate the valuation allowance for uncollectible accounts.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized was $21.5 million and $18.8 million at December 31, 2011 and December 31, 2010, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying consolidated statement of operations. See Note 5, Property, Plant and Equipment and Asset Retirement Obligations, for additional information.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform with the 2011 presentation. Such reclassifications are not material to the accompanying consolidated financial statements.

Operating Segments

The Company operates in one business segment - the exploration, development and sale of oil and gas.

New Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This new guidance revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, this guidance requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. Our adoption of the new guidance during the first quarter of 2010 did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-05, amending Topic 220 – Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income and accordingly will not have a material impact on the Company’s financial statements. The ASU is effective for fiscal periods beginning after December 15, 2011. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05 The ASU is effective for interim and annual periods beginning after December 15, 2011.

3.	Fair Value Measurements

FASB guidance establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

—	Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

—

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

—	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2011 and 2010, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	December 31, 2011	December 31, 2010

In thousands

Assets:

Commodity derivatives - current assets	$12,674	$9,377

Commodity derivatives - long-term assets	3,191	263

Total Assets	$15,865	$9,640

Liabilities:
Commodity derivatives - current liabilities	$–	$(1,973)
Commodity derivatives - long-term liabilities	(4,244)	(861)

Total Liabilities	$(4,244)	$(2,834)

2015 Senior Secured Notes

During September 2010 and July 2011, the Company issued Senior Secured Notes. At December 31, 2011, the fair value of the Notes was estimated to be $203.8 million, based on the prices the bonds have recently been quoted at in the market, which represent level two inputs. As of December 31, 2011, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of December 31, 2011.

4.	Accounts and Revenues Receivable

Accounts and revenues receivable at December 31, 2011 and 2010 were $37.2 million and $44.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $27.0 million was due from five companies and $19.7 million was due from five companies at December 31, 2011 and December 31, 2010, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at December 31, 2011 and December 31, 2010 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of December 31, 2011 and December 31, 2010. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the years ended December 31, 2011, 2010 and 2009 to the following customers as listed below. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations. The Company believes that it could replace any one of the major customers if necessary without a major disruption in sales.

	2011	2010	2009

Texon L.P(1)	27%	45%	45%
Superior Natural Gas Corporation	15%	12%	9%
Eastex Crude Company	15%	7%	4%
Sunoco Logistics(1)	12%	0%	0%
Adams Resources Marketing, Ltd.	8%	20%	29%
Upstream Energy Services	6%	9%	12%

(1) During August 2011, Sunoco Logistics purchased the crude division of Texon, L.P and at such time the Company began selling to Sunoco Logistics. The Company still sells natural gas to Texon L.P.

5.	Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Oil and natural gas properties (full cost method):
Properties being amortized	$1,203,272	$1,009,071
Properties not subject to amortization	111,621	81,656

Total oil and natural gas properties	1,314,893	1,090,727
Less accumulated depreciation, depletion and amortization	(720,062)	(653,777)

Net oil and gas properties	594,831	436,950

Land	1,025	1,025
Buildings and improvements	6,406	6,388
Office equipment and software	4,665	4,128
Leased equipment	345	345
Furniture and fixtures	726	713

Total	13,167	12,599
Less accumulated depreciation	(5,984)	(5,353)

Net capitalized costs	7,183	7,246

Property, plant and equipment, net	$602,014	$444,196

The Company utilizes useful lives of 31.5 years for buildings, 3 to 5 years for office equipment and software, 2 to 5 years for leased equipment and 7 years for furniture and fixtures when calculating depreciation.

Oil and Gas Properties

The Company adopted FASB guidance on oil and gas reserve estimation and disclosures beginning with the December 31, 2009 financial statements. This guidance amends previous FASB guidance on oil and gas extractive activities to align the accounting requirements with the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements issued on December 31, 2008. In summary, the revisions in this guidance modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

—	An expanded definition of oil and gas producing activities to include nontraditional resources such as bitumen extracted from oil sands.

—	The use of an average of the first-day-of-the-month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically.

—	Amended definitions of key terms such as “reliable technology” and “reasonable certainty” which are used in estimating proved oil and gas reserve quantities.

—	A requirement for disclosing separate information about reserve quantities and financial statement amounts for geographical areas representing 15 percent or more of proved reserves.

—

Clarification that an entity’s equity investments must be considered in determining whether it has significant oil and gas activities and a requirement to disclose equity method investments in the same level of detail as is required for consolidated investments.

For the year ended December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil and $4.12 per MMBtu of natural gas. For the year ended December 31, 2010, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $75.96 per barrel of oil and $4.38 per MMBtu of natural gas. At December 31, 2009, the Company’s ceiling test computation resulted in a write-down of oil and gas properties of $44.7 million based on twelve-month average prices of $57.65 per barrel of oil and $3.87 per MMBtu of natural gas. In addition to lower natural gas and crude oil price assumptions, the December 31, 2009 write-down was primarily the result of lower than anticipated success rate on new drilling and higher than expected capital expenditures incurred.

Sale of Oil and Gas Properties

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying consolidated balance sheet. Under the full cost accounting method, the transaction was recorded as a reduction to net oil and gas properties with no income statement impact because the original cost of the acreage was not a significant percentage of the Company’s consolidated capitalized costs. The cash payment was collected during May 2011.

During the fourth quarter of 2010, the Company finalized an agreement to sell approximately 69,000 acres onshore Louisiana to an unrelated third party oil and gas company. The sales price was $13.7 million and was recorded in accounts receivable and as an accumulated reduction to our net oil and gas properties on the accompanying consolidated balance sheet. Under the full cost accounting method, the transaction was recorded as a reduction to net oil and gas properties with no income statement impact because the original cost of the acreage was not a significant percentage of the Company’s consolidated capitalized costs. The cash payment was collected during January 2011, pursuant to the agreement.

Prepaid Drilling Expenses

During the second quarter of 2011, the Company entered into an agreement with an unrelated third party to acquire a 40% working interest in drilling activities in Oklahoma. The Company prepaid $14.0 million in drilling expenses for this program. This prepayment was recorded in Other, in the Other assets section of the consolidated balance sheet. The third party we have entered into the agreement with sends the Company joint interest billing information on a periodic basis reflecting the amount of our prepayment that has been utilized for drilling activities. Based on this information, the prepayment is reduced by the amount of utilization and transferred from Other into Oil and gas properties. As of December 31, 2011, $0.6 million of the prepayment remained in Other, in the Other assets section of the consolidated balance sheet.

Asset Retirement Obligations

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of December 31, 2008	$ 20,256
Accretion expense	727
Additions	818
Settlement of ARO	(2,582)
Changes in ARO estimate	786

Balance of ARO as of December 31, 2009	20,005
Accretion expense	1,434
Additions	655
Settlement of ARO	(1,415)
Changes in ARO estimate	2,673

Balance of ARO as of December 31, 2010	23,352
Accretion expense	681
Additions	1,389
Settlement of ARO	(1,067)
Changes in ARO estimate	2,433

Balance of ARO as of December 31, 2011	$ 26,788

The change in estimate during 2011 was primarily due to an increase in the Company’s share of plugging and abandonment obligations on one field in the Gulf of Mexico due to the Company now being responsible for a higher percentage of the plugging and abandonment on certain wells that the former owner used to share in. The change in estimate during 2010 was primarily due to changes in estimated future prices to perform plugging and abandonment work in shallow waters.

The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2011 and 2010 was $6.4 million and $4.6 million, net of depreciation of $15.1 million and $14.2 million, respectively. Accretion of the asset retirement obligation is recorded in the accompanying consolidated statement of operations in Depreciation, depletion and amortization.

6.	Commodity Derivative Instruments and Hedging Activities

In order to manage the variability in cash flows associated with the sale of its oil and gas production, the Company has developed a strategy to combine the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. At December 31, 2011, Shell Energy North America (US), L.P., Union Bank of California N.A., BNP BARIBAS, NATIXIS and Regions Bank are the derivatives counterparties being used by the Company.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the NYMEX. The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were designated as cash flow hedges, the Company is required to record the changes in fair value of these transactions as Other Comprehensive Income in the accompanying consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative expense (income) in the accompanying consolidated statements of operations. See Note 2, Significant Accounting Policies, for additional information on the Company’s hedging activities.

At December 31, 2011, $11.6 million represented the fair value of the commodity derivatives. This $11.6 million was made up of approximately $15.9 million in assets, which were recorded in both current and long term assets and approximately $4.3 million in liabilities recorded in long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $1.7 million for 2011. At December 31, 2010, $6.8 million represented the fair value of the commodity derivatives. This $6.8 million was made up of $9.6 million in assets, which were recorded in both current and long term assets and $2.8 million in liabilities recorded in current and long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $0.6 million for 2010.

For the year ended December 31, 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $8.8 million. For the year ended December 31, 2010, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $41.1 million. For the year ended December 31, 2009, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $104.1 million.

As of December 31, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2012, 2013, 2014, and 2015:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
January 2012 - February 2012	Call	150,000	$5.60
January 2012 - February 2012	Put	150,000	$5.00
January 2012 - February 2012	Put	150,000	$4.00
January 2012 - February 2012	Swap	100,000	$6.24
January 2012 - February 2012	Swap	100,000	$6.33
January 2012 - February 2012	Put	150,000	$4.00
January 2012 - February 2012	Put	150,000	$3.40
January 2012 - December 2012(1)	Swap	61,000	$5.05
January 2012 - December 2012(1)	Swap	61,000	$5.00
January 2012 - December 2012(1)	Swap	396,166	$4.00
January 2012 - December 2012(1)	Swap	152,500	$4.51
January 2012 - December 2012(1)	Swap	241,167	$3.67
January 2012 - December 2012(1)	Swap	360,842	$3.62
March 2012 - December 2012(1)	Put	153,000	$3.75
March 2012 - December 2012(1)	Put	153,000	$5.00
March 2012 - December 2012(1)	Call	153,000	$6.15
April 2012 - December 2012(1)	Call	152,778	$5.00
April 2012 - December 2012(1)	Call	152,778	$6.15
January 2013 - September 2013(1)	Swap	90,556	$4.57
January 2013 - December 2013(1)	Swap	152,083	$5.40
January 2013 - December 2013(1)	Put	152,083	$4.00
January 2013 - December 2013(1)	Call	152,083	$5.40
January 2013 - December 2013(1)	Call	152,083	$6.00
January 2013 - December 2013(1)	Swap	152,083	$4.51
January 2013 - December 2013(1)	Swap	150,542	$4.30
January 2013 - December 2013(1)	Swap	122,325	$4.28
January 2014 - June 2014(1)	Swap	150,833	$4.88
January 2014 - December 2014(1)	Swap	152,083	$4.51
January 2014 - December 2014(1)	Swap	158,833	$4.68
January 2014 - December 2014(1)	Swap	79,850	$4.61
July 2014 - December 2014(1)	Swap	30,667	$4.92
January 2015 - December 2015	Swap	167,042	$4.94
January 2015 - December 2015(1)	Swap	85,433	$4.85

(1) During February 2012, the Company monetized the gas hedges indicated above and received approximately $23.3 million. Since then, the Company entered into additional gas derivative swaps in the same volume but at current market prices.

As of December 31, 2011, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2012, 2013, and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
January 2012 - March 2012	Spread Swap	30,334	$16.75
January 2012 - March 2012	Swap	10,000	$89.00
January 2012 - March 2012	Swap	8,000	$88.24
January 2012 - March 2012	Swap	6,000	$86.80
January 2012 - September 2012	Swap	24,356	$82.25
January 2012 - December 2012	Call	3,660	$110.00
January 2012 - December 2012	Swap	20,046	$100.02
January 2012 - December 2012	Swap	22,933	$100.30
April 2012 - June 2012	Swap	6,000	$88.52
April 2012 - June 2012	Swap	6,000	$87.05
April 2012 - June 2012	Swap	5,000	$87.50
July 2012 - September 2012	Swap	12,000	$88.76
July 2012 - September 2012	Swap	5,000	$87.80
October 2012 - December 2012	Swap	39,867	$84.00
January 2013 - June 2013	Swap	21,117	$84.70
January 2013 - December 2013	Call	13,292	$125.00
January 2013 - December 2013	Swap	8,833	$95.72
July 2013 - December 2013	Swap	15,333	$85.50
January 2014 - June 2014	Swap	24,133	$85.40
July 2014 - September 2014	Swap	21,467	$85.90

Additional information regarding derivatives can be referenced in Note 3, Fair Value Measurements.

7.	Equity Method Investments

Attune Australia

In November 2007, the Company purchased a 50% interest in Attune Australia LLC (“Attune”) for $7.2 million from RAAM Exploration LLC, a related party. Concordia Resources Inc., a related party, owns the remaining 50% of Attune Australia LLC. Attune’s operations consist of its ownership of an overriding royalty interest in an Australian oil field that began producing oil in November 2007. Due to the Company’s ability to exercise significant influence on this entity, the Company has accounted for the investment in Attune using the equity method.

During the Company’s equity method investment review in the fourth quarter of 2010, the Company researched information on the oil field and found reserve information published on the operator’s website, which the Company used to perform an economic reserve run. The results of this analysis led the Company to determine that the Attune investment had incurred an other than temporary impairment (“OTTI”). The company performed a discounted cash flow analysis using risk adjusted discount rates to estimate the current fair value of the Attune investment. The result of this analysis was a $5.2 million OTTI charge, which was recorded in the Consolidated Statements of Operation in Income (Loss) from equity investments.

The Company evaluates its equity method investments on a quarterly basis to ensure proper accounting treatment is being applied. During the Company’s equity method investment review in the third quarter of 2011, new information regarding this investment was identified indicating that the joint venture which had been operating this oil field was no longer in a stable financial position and it appears unlikely that there will be production from this oil field in the foreseeable future. Given that there is no expected revenue stream from this investment, the Company believes that the investment has incurred an additional OTTI and should be written down to zero. The result of this analysis was a $2.0 million OTTI charge, which was recorded in the Consolidated Statements of Operations in Income (Loss) from equity investments.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2011 and 2010:

	000000000000	000000000000
	December 31,

	2011	2010

Accounts payable	$39,643	$11,639
Oil and gas property costs accrual	8,529	4,850
Compensation and benefits accrual	3,432	888
Production and delivery costs accrual	902	1,733
Other	463	477

Total Accounts payable and accrued liabilities	$52,969	$19,587

9.	Debt

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

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the initially issued notes. On November 18, 2011, the Company closed an exchange offer registering all of the Additional Notes.

As of December 31, 2011, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of December 31, 2011. At December 31, 2011, the fair value of the Notes was estimated to be $203.8 million, based on the prices the bonds have recently been quoted at in the market.

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

The senior notes contain typical restrictions on liens, mergers and sales of assets. Until October 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2015 Senior Secured Notes at a price equal to 112.50% of the principal amount, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. On or after October 1, 2014 until March 31, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at an initial redemption price equal to par value plus one-half the coupon plus accrued and unpaid interest to the date of redemption. On or after April 1, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption. The Company may also redeem some or all of the 2015 Senior Secured Notes at any time prior to October 1, 2014 at the “make-whole” prices and at any time on or after April 1, 2015 at par. The Company is in compliance with all debt covenants related to the Notes at December 31, 2011.

Amended Revolving Credit Facility

On November 29, 2011, the Company’s Revolving Credit Facility was amended. The borrowing base remains $62.5 million which was undrawn at December 31, 2011. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at December 31, 2011. The interest rate for borrowings under the Revolving Credit Facility is LIBOR plus 1%. The Company also incurs a 0.5% per annum commitment fee charged on the unused portion of the Revolving Credit Facility. The maturity date is July 1, 2015.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) in the amount of $3.5 million related to the construction of the Houston office building. The GECF note requires monthly installments of principal and interest in the amount of $27,000 until September 1, 2025. There are no covenant requirements under this note. The effective interest rate on this note was 7.05% at December 31, 2011 and 2010.

Finance Agreement

During May 2011, the Company entered into an agreement to finance the premiums for its annual insurance policies with Imperial Credit Corporation. The finance agreement requires monthly installments of principal and interest in the amount of $0.9 million until February 1, 2012. There are no covenant requirements under this agreement. The effective interest rate on this agreement was 2.95% at December 31, 2011. During 2010, the Company had a similar arrangement to finance the premiums for its annual insurance policies with Premium Assignment Corporation. The effective interest on this agreement was 4.92% at December 31, 2010.

Long-term Debt Maturities

The future estimated maturities of long-term debt are as follows:

00000000000000
Year ending December 31:

2012	$1,929
2013	137
2014	147
2015	200,158
2016	170
Thereafter	2,121

Total	$204,662

Cash payments for interest totaled $16.1 million, $3.4 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

10.	Income Taxes

Deferred income taxes reflect the net effects on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	0000000000000000	0000000000000000
	December 31,

	2011	2010

Deferred tax assets:
Asset retirement obligation	$10,010	$8,531
Equity investment in unconsolidated subsidiary	2,690	1,906
Net operating loss carryforward	6,491	3,268
Capital loss carryforward	–	1,050
Accrued bonus	962	–
Other	414	–

Total deferred tax assets	$20,567	$14,755
Valuation allowances	–	(1,050)

Net deferred tax assets	$20,567	$13,705

Deferred tax liabilities:
Property, plant, and equipment	$(124,429)	$(103,615)
Commodity derivatives	(4,342)	(2,575)
Other	–	(195)

	$(128,771)	$(106,385)

Deferred income taxes as of December 31, 2011 and 2010 are classified in the accompanying consolidated balance sheets as follows:

	00000000000000	00000000000000
	December 31,

	2011	2010

Current liabilities	$(3,109)	$(1,810)
Long term liabilities	(105,095)	(90,870)

	$(108,204)	$(92,680)

The principal components of income tax provision (benefit) for the years ended December 31 are as follows:

	000000000000000	000000000000000	000000000000000
	2011	2010	2009

Current income tax provision:
Federal	$560	$21,234	$30,129
State and local	2,461	2,064	5,554

	$3,021	$23,298	$35,683
Deferred income tax provision (benefit):
Federal	$9,814	$(2,781)	$(13,741)
State and local	4,546	(7,077)	2,053

	$14,360	$(9,858)	$(11,688)

Total income tax provision	$17,381	$13,440	$23,995

Cash payments for income taxes totaled $2.8 million, $26.8 million and $42.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest and penalties are recorded as a component of the income tax provision. The Company paid $21,000 in penalties to the State of Kentucky during 2011 for the 2010 tax year. The Company paid $380,000 in penalties to the U.S. Federal jurisdiction during 2010 related to the 2009 tax year.

RAAM Global’s 2011, 2010 and 2009 effective tax rates are 41.1%, 25.5% and 48.7%, respectively, and are comprised of the following:

	000000000000000	000000000000000	000000000000000
	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.5%	0.4%	5.3%
Deferred rate change	0.5%	-5.3%	12.7%
Correction of prior period items	6.1%	0.0%	0.0%
Depletion in excess of basis	-1.4%	-0.8%	-1.7%
Section 199 deduction	-0.2%	-2.9%	-3.9%
Release of valuation allowance on capital loss carryover	-2.6%	0.0%	0.0%
Other	0.2%	-0.9%	1.3%

	41.1%	25.5%	48.7%

During 2011, the Company discovered that its accumulated depletion was not properly allocated on a jurisdictional (i.e., state by state) basis. Such allocation is necessary due to the variation in state tax rates and the Company’s significant deferred income tax liabilities associated with accumulated depletion. As a result, an adjustment to increase the Company’s deferred income tax expense and deferred income tax liabilities of approximately $2.5 million was recorded in 2011 related to prior periods as a correction of an error. The Company has assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ended December 31, 2011, to trends for those periods affected, or to a fair presentation of the Company’s consolidated financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Company has increased income tax expense and deferred income tax liabilities by $2.5 million to correct this error in the fourth quarter of 2011.

The state effective tax rate varies based on production activity and capital investment in the various state jurisdictions. During 2011 we had more capital investments and more revenue in states with higher tax rates than in 2010 due to new discoveries in Louisiana state water and onshore Texas. The lower state effective tax rate in 2010 was impacted by the tax benefit of the change to prior year estimates recorded in that year. The unfavorable effect of the deferred rate change in 2011 primarily relates to the impact on our deferred tax liabilities of the change in our state rate from a blended rate of 1.92% to a rate of 3.64%. During 2010, our effective tax rate was favorably impacted by changes in estimates of our state apportionment factors.

As of December 31, 2011, the Company had Federal net operating loss carryforwards of $12.1 million which will expire beginning in 2028 and state net operating loss carryforwards totaling $47.7 million which have expiration periods that vary according to state jurisdiction. Of the total $47.7 million state net operating loss carryforwards, approximately $4,000 will expire in 2014, $2,000 will expire in 2015, $130,000 will expire in 2016 and the remainder will expire between tax years 2023 and 2031.

All of the Company’s pretax book income came from domestic operations. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company’s tax returns for calendar years after 2007 remain subject to examination by appropriate taxing authorities. The 2008 Federal tax return IRS examination was finalized during 2011 with no changes.

The Company has a large number of routine transactions for which it believes the tax law is clear and unambiguous. The Company’s management determined that the company does not have any uncertain tax positions that would require a disclosure under FASB income tax accounting guidance.

11.	Shareholders’ Equity

During January 2009, the Company issued 50 shares of common stock to two employees. During September 2009, the Company issued 4,711 shares of common stock to two third-party entities that withdrew their interests from a limited liability company that the Company previously participated in. The two third-party entities exchanged their reserve values for ownership in the Company. The Company did not issue any shares during 2010. During November 2011, the Company issued 125 shares of common stock to one employee as compensation for services performed and issued 2,375 shares of common stock to two LLCs that provide consulting services to the Company. The fair value of the shares at the date of issuance of approximately $6.3 million was recorded as a credit to Common stock and a debit to General and administrative expenses in the consolidated statement of operations.

During December 2009, the Company purchased 160 shares of its common stock for $431,000 from individual shareholders who desired to liquidate their investments in the Company. The Company did not repurchase any shares during the years ended December 31, 2011 and 2010.

During 2011, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2011, June 15, 2011, September 15, 2011 and December 1, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2010, June 15, 2010, September 1, 2010 and December 15, 2010. During 2009, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2009, June 15, 2009, September 15, 2009 and December 21, 2009.

12.	Variable Interest Entities

Certain related party entities known as the Charter entities have been consolidated in the Company’s financial statements in accordance with FASB accounting guidance related to Variable Interest Entities. The Charter entities were established as C-corporations to maintain a joint interest in certain wells owned and operated by the Company. Certain employees and executive officers of the Company were provided an opportunity to purchase a number of shares of the applicable Charter Company based upon rank and tenure with the Company for $1 per share. The purpose of the establishment of these entities was to provide the employees with an opportunity to share in the success of the Company through the joint interest in the properties owned by the Charter entities. The first of these entities, Charter II, was established in 2006 followed by Charter III in 2008, Charter IV in 2009, and Charter V in 2010.

In performing an analysis of these entities for consolidation, the Company reviewed the guidance contained in FIN 46R, Consolidation of Variable Interest Entities, the accounting guidance in place at the time these entities were established, as well as the guidance contained in FAS 167, Amendments to FASB Interpretation No. 46R, now codified in Accounting Standards Codification (“ASC”) 810, Consolidation. The Company considered the following facts in this analysis:

—

The employee owners contributed minimal funds ($1 per share) as an initial capital investment in each of the respective Charter entities and become the legal owner of the applicable shares of Charter stock. There are no vesting provisions. Accordingly, the Charter entities were not funded with sufficient equity to fund their operations without sufficient additional financial support from RAAM.

—

The Company requires no initial investment from the Charter entities to acquire the joint interest in the properties. Payables incurred by Charter to RAAM for costs incurred in developing the wells are not required to be paid until revenues are generated from the properties at which time they are deducted from the joint interest billings due from the Charter entity. In addition, the employee owners have no obligation to invest additional funds should the wells not produce sufficient revenues to cover the costs. Accordingly, RAAM assumes all of the risk if the wells are dry or do not produce sufficient revenues to offset the costs incurred to develop the properties and fund the operation of the wells.

—

The Board of Directors of the Charter entities are comprised of members of senior management of RAAM. While the employee owners have voting rights to elect the Directors of Charter they have no rights to vote on key operating or management decisions, including sale or disposition of entity. Since the shareholders of the Charter entities are employees of RAAM and all key decisions are made by the Board of Directors of the Charter entities their voting rights are not considered substantive.

—

Upon termination or retirement from the Company, RAAM has the option to purchase the shares from the employee; however, there is no obligation to do so. In addition, the employees are not required to sell or assign their shares to any party upon termination or retirement from RAAM. They are permitted to hold on to their Charter shares in those instances.

Given the conclusion regarding consolidation noted above, the issuance of the Charter shares to employees represents the issuance of shares of a consolidated subsidiary to employees qualifying for consideration as compensation costs in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718).

In consideration of this guidance, the Company performed an analysis of the value of these entities at the date of share issuances. This analysis was performed in order to determine RAAM’s compensation cost, equal to the amount the fair value of the Charter shares in excess of the purchase price. Generally speaking, at inception, the Charter entities have minimal fair value as the properties are in the early stages of being established and there is much uncertainty regarding the drilling prospects (i.e. dry well vs. active producing well). As a result, the estimated value of the reserves do not surpass the amount of the payable to RAAM until later in the drilling stage of the various wells when more certainty exists regarding the future reserve prospects. Accordingly, no compensation expense has been recognized in the consolidated financial statements.

During 2010, the Charter agreements included a provision requiring the Charter entity to repurchase the shares at fair market value upon an employee’s termination, separation or retirement from the Company. This represented an embedded employee put option. Under ASC 718, liability classification is required for embedded employee put options if the award “permits” the employee to avoid the risks and rewards described below. Liability classification is required even if it is unlikely that the employee will exercise his or her put right. Since generally the employees held the shares for six months and chose not to leave the company and exercise the put right, the shares had been accounted for as a noncontrolling interest requiring mark to market accounting classified to “mezzanine” or “temporary equity” not as a liability but outside of permanent equity. Adjustments to the fair value of the shares are recorded as an increase or decrease to retained earnings in accordance with Accounting Series Release No. 268 (“ASR 268”). Effective October 1, 2011, the provision requiring the Charter entity to repurchase the shares at fair market value upon an employee’s termination, separation or retirement from the Company was removed from the agreement. Without the embedded put option, there is no requirement for mark to market accounting and the noncontrolling interest is included in the equity section of the balance sheet.

On August 24, 2011, the Company purchased all of the issued and outstanding equity of Charter III from the shareholders of Charter III for aggregate consideration of approximately $21.0 million. The aggregate consideration was based upon a Charter III reserve report and fair market valuation report from a third party. The Company also obtained a fairness opinion from another third party.

The following table presents the balance sheet of the Charter entities for the years ended December 31, 2011 and 2010. These amounts are included in the Company’s consolidated balance sheet.

	000000000000000	000000000000000
	December 31,

In thousands	2011	2010

Assets:
Cash and cash equivalents	$14	$29
Revenues receivable	163	528

Total current assets	177	557
Net oil and gas properties	11,085	11,142

Total Assets	11,262	11,699

Liabilities:
Accounts payable and accrued liabilities	$11,180	$8,441
Taxes payable	–	7

Total current liabilities	11,180	8,448
Asset retirement obligations	124	151
Deferred income taxes	4	845

Total Liabilities	11,308	9,444
Noncontrolling interest	–	2,467
Retained deficit	(46)	(212)

Total liabilities and shareholders’ equity	$11,262	$11,699

Accounts payable for the years ended December 31, 2011 and 2010 are entirely due to RAAM Global. These amounts eliminate in consolidation.

13.	Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $1.3 million and $0.7 million at December 31, 2011 and 2010, respectively, are included in Accounts receivable in the Company’s consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $6.8 million and $4.5 million at December 31, 2011 and 2010, respectively, are included in Revenues payable in the Company’s consolidated balance sheets and represent revenue owner payables. The Company paid $84,000 in consulting fees to a related party in each of the years ended December 31, 2010 and 2009, and this is recorded in General and administrative expenses on the consolidated statements of operations. This consulting agreement was discontinued at the end of 2010 and there were no consulting fees paid to related parties during 2011.

A related party entity owned 100% by a majority shareholder is a working interest and revenue partner in certain of the Company’s properties. The related party entity executed a Joint Operating Agreement with the Company effective December 1, 2004, to participate in properties to be developed by the Company. The entity receives joint interest bills from the Company for its respective share of lease and drilling costs. The costs under these agreements owed to the Company at December 31, 2011 and 2010 totaled approximately $407,000 and $20,000, respectively, are included in Accounts receivable in the Company’s consolidated balance sheets, and represent joint interest owner receivables. Revenues owed to the entity at December 31, 2011 and 2010 totaled $3.8 million and $2.0 million respectively, are included in Revenues payable in the Company’s consolidated balance sheets, and represent revenue owner payables.

Beginning in May 2002, the Lexington office space was leased from a related party entity owned 100% by a majority shareholder of the Company; total rent expense was approximately $213,000, $189,000 and $185,000 during 2011, 2010 and 2009, respectively. See Note 14, Commitments and Contingencies for further information.

14.	Commitments and Contingencies

The Company leases office space for its Lexington, Kentucky, New Orleans, Louisiana and Denver, Colorado offices under operating leases expiring in various years through 2015. The Lexington, Kentucky office space is leased from a related party (see Note 13, Related-Party Transactions). At December 31, 2011, future minimum rental payments required under these leases are as follows:

0000000000000000000000000
In thousands

Year ending December 31:	Minimum Lease Payments
2012	$659
2013	655
2014	602
2015	366

Total	$2,282

Rent expense under operating leases was approximately $682,000, $530,000 and $667,000 for 2011, 2010 and 2009, respectively.

Historically, the majority of the Company’s proved oil and gas properties have been located in the Gulf of Mexico, resulting in a concentration of its operations in one geographic area. Management has concentrated its efforts since 1996 in developing prospects in other geographic areas in order to mitigate this risk. During 2011 and 2010, the Company drilled successful wells onshore and has developed additional onshore drilling prospects that are anticipated to be drilled during 2012.

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

15.	Subsidiary Guarantors of Parent Company Debt

During 2010 and 2011, RAAM Global issued the 2015 Senior Secured Notes, described in Note 9, Debt. Each of RAAM Global’s wholly owned subsidiaries are guarantors of the Notes. The parent company has no independent assets or operations, as defined in SEC regulation S-X, the guarantees are joint and several, and are subject to certain customary automatic subsidiary release provisions.

16.	Supplemental Oil and Gas Data (Unaudited)

The supplemental information that follows shows estimates of the discounted future net cash flows from proved oil and gas reserves, changes in such estimates and various cost data. This information has been prepared in accordance with requirements prescribed by Statement of Financial Accounting Standards No. 69 (SFAS 69). SFAS 69 was codified into FASB ASC Topic 932 Extractive Activities – Oil and Gas. Inherent in the underlying calculations of such data are many variables and assumptions, the more significant of which are described below:

•

Estimates of all discounted future net cash flows from proved oil and gas reserves are primarily based on reports of independent petroleum engineers. Probable and possible reserves, a portion of which experience has indicated generally become proved once further exploration work has been conducted, are not considered.

•

Future net cash flows have been discounted at an annual rate of 10% and have been reduced by applicable estimates of future production, development and net abandonment costs, all of which are based on current costs.

•

The reserve estimates have been valued using the average of the first-day-of-the-month price for the 12-month period. Therefore, the value of the reserves is not an estimate of fair value. The prices received for oil and gas are subject to great variation and may increase or decrease according to market conditions.

In view of the uncertainties inherent in developing this supplemental data, it is emphasized that the information represents estimates of future net cash flows and caution should accompany its use and interpretation. In addition, this information should not be viewed as representative of the current value of the Company.

Costs Incurred (Unaudited)

The following represents the total costs incurred during 2011, 2010 and 2009 with respect to oil and gas producing activities:

	0000000000000000000000	0000000000000000000000	0000000000000000000000
(In thousands)	2011	2010	2009

Costs incurred:
Unproved property	$118,368	$35,332	$45,364
Proved property	–	–	61,420
Exploration costs	80,296	27,030	45,166
Development costs	23,596	23,738	32,134

Total costs incurred	$222,260	$86,100	$184,084

Proved Oil and Gas Reserves (Unaudited)

The following sets forth estimates in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves for 2011, 2010 and 2009. Oil, including condensate, is stated in barrels, and gas is stated in thousands of cubic feet at 14.73 P.S.I. All oil and gas reserves are located within the United States:

	000000000000000000	000000000000000000
(In thousands)	2011

	Oil	Gas

Beginning of year	11,438	44,041
Revisions of previous estimates	1,026	15,903
Production	(1,050)	(17,630)
Extensions and discoveries	1,535	20,745
Purchase of reserves in-place	–	–

Proved reserves end of year	12,949	63,059

Proved developed reserves at beginning of year	3,851	35,917
Proved developed reserves at end of year	5,300	56,106

	000000000000000000	000000000000000000
	2010

	Oil	Gas

Beginning of year	11,750	50,724
Revisions of previous estimates	281	3,330
Production	(1,066)	(16,172)
Extensions and discoveries	473	6,159
Purchase of reserves in-place	–	–

Proved reserves end of year	11,438	44,041

Proved developed reserves at beginning of year	4,292	40,563
Proved developed reserves at end of year	3,851	35,917

	000000000000000000	000000000000000000
	2009

	Oil	Gas

Beginning of year	9,391	53,275
Revisions of previous estimates	1,580	5,898
Production	(1,058)	(18,291)
Extensions and discoveries	835	6,553
Purchase of reserves in-place	1,002	3,289

Proved reserves end of year	11,750	50,724

Proved developed reserves at beginning of year	4,399	45,598
Proved developed reserves at end of year	4,292	40,563

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited)

(In Thousands)

The Standardized measure of discounted future net cash flows from proved oil and gas reserves at 2011, 2010 and 2009 is as follows:

	000000000	000000000	000000000
	2011	2010	2009

Future cash flows	$1,526,957	$1,035,152	$857,811
Future production costs	(377,414)	(246,090)	(245,377)
Future development and abandonment costs	(193,572)	(130,802)	(130,179)
Future net cash flows before income taxes and discount for timing	955,971	658,260	482,255
Future income taxes	(278,789)	(196,810)	(145,713)
Discount for estimated timing of net cash flows	(263,374)	(190,401)	(132,625)

Standardized measure of discounted future net cash flows	$413,808	$271,049	$203,917

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

(In Thousands)

The primary sources of change in the standardized measure of discounted future net cash flows are as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009

Standardized measure of discounted future net cash flows from proved oil and gas reserves at beginning of year	$271,049	$203,919	$228,757

Extensions and discoveries and improved recovery, net of future production and development costs	122,580	25,450	20,501
Purchase of reserves in-place	–	–	22,330
Development costs incurred during the period	(23,596)	(23,374)	32,135
Revenues, net of production costs	(156,358)	(124,237)	(109,413)
Revisions of estimates:
Net change in prices	218,746	162,472	(23,445)
Changes in estimated future development costs	(69,428)	(8,710)	(54,004)
Revision of quantity estimates	116,025	23,305	55,727
Net change in income taxes	(60,718)	(24,564)	(16,574)
Accretion of discount	39,896	31,322	33,111
Changes in production rates (timing) and other	(44,388)	5,466	14,792

Standardized measure of discounted future net cash flows from proved oil and gas reserves at end of year	$413,808	$271,049	$203,917

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and offices of the present directors and executive officers of the Company as of December 31, 2011. There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Howard A. Settle	64	Chairman of the Board, Director, President, Chief Executive Officer
Jonathan B. Rudney	62	President and Chief Executive Officer – Century Exploration Resources, Director
Michael J. Willis	53	Chief Operating Officer, Director
Thomas M. Lewry	66	Vice-President, Director
Robert E. Fox	82	Director
Jeffrey T. Craycraft	55	Chief Financial Officer, Treasurer
Elizabeth A. Barr	58	Vice President of Administration
Ronald Harvey, Jr.	45	Senior Vice President – Century Exploration New Orleans
Wayne L. Adams	53	Senior Vice President – Century Exploration Houston
James A. Honert	60	Senior Vice President – Century Exploration Resources

Set forth below is the description of the backgrounds of our directors, executive officers and other key employees.

Howard A. Settle. Howard A. Settle has served as our Chairman, Chief Executive Officer and President since 1986. Mr. Settle co-founded the predecessor of the Company in 1986. Mr. Settle has approximately 30 years of experience in the oil and gas industry. Mr. Settle received his undergraduate degree in accounting from the University of Kentucky, and prior to founding Century Oil Company, the predecessor of the Company, in 1982, he was a senior partner in the accounting firm of Settle and Holt, a certified public accounting firm. Mr. Settle was a co-founder of Century Oil Company. From 1982 to 1995 he served as the President, Chief Executive Officer, and Director of Century Oil Company, whose operations were located in the Appalachian basin and in the Illinois basin. In 1986, Mr. Settle was the co-founder of the predecessor of RAAM Global Energy Company, and has served as our Chairman, Chief Executive Officer, and President since 1986.

As co-founder of the Company, Mr. Settle is one of the driving forces behind the Company and its success to date. Over the course of the Company’s history, Mr. Settle has successfully grown the Company through his leadership skills and business judgment and for this reason we believe Mr. Settle is a valuable asset to our board.

Jonathan B. Rudney. Jonathan B. Rudney has served as a director of the Company since 2002. Mr. Rudney is currently serving as the President and Chief Executive Officer of Century Exploration Resources. Mr. Rudney has approximately 30 years of executive experience in the various phases of the upstream oil and gas industry. Mr. Rudney co-founded the predecessor of the Company in 1986. During his tenure with the Company as an executive officer and director from 1986 to 1996, Mr. Rudney was responsible for overseeing exploration, production, construction, and engineering operations. Mr. Rudney structured and negotiated major bank financings and pioneered the development of innovative, non-traditional capital sources (e.g. volumetric production payments and natural gas swaps). Since departing the Company in 1996 as an officer, Mr. Rudney pursued personal oil and gas interests, both domestically and internationally. He has served as the President of Concordia Resources, LLC, a domestic investment vehicle, since 1997 as well as Chief Executive Officer of each of Century Exploration International, Inc. since 2004 and Concorde Energy, Inc. since 2010, both privately held international exploration and development companies. Mr. Rudney was reappointed to the Board of the Company in 2002 and presently serves in that capacity as an active member. Mr. Rudney holds a bachelor’s degree from the University of California at Santa Cruz.

As co-founder of the Company, Mr. Rudney, like Mr. Settle, is one of the driving forces behind the Company and its success to date. Mr. Rudney’s knowledge of the oil and gas business in many facets, his expertise in structuring and negotiating major bank financings and his development of innovative non-traditional capital sources have provided the Company with access to the capital it needs to continue to develop and acquire assets. For these reasons, we believe Mr. Rudney is well-qualified to serve on our board.

Michael J. Willis. Michael J. Willis has served as a Director and as the Chief Operating Officer of the Company since 1996. Mr. Willis has also served as the General Manager Century Exploration New Orleans since 2003. Mr. Willis joined the Company in 1992 and is currently a senior officer in the New Orleans, Louisiana office, heading up our exploration and operations management team. Prior to joining Century Exploration New Orleans, Mr. Willis served as the Vice President, Administration of Langlais, Ltd., Hong Kong from 1990 to 1992. Mr. Willis was an adjunct professor at the A.B. Freeman School of Business, Tulane University, where he taught a course in Business Information Systems from 1997 to 2005. Mr. Willis completed his Master of Business Administration A.B. Freeman School of Business, Tulane University and his undergraduate degree in accounting from the University of Cape Town, South Africa.

Mr. Willis brings extensive business and management expertise to the Company through his educational background and prior employment. Mr. Willis also provides the company with a perspective on the gulf coast that is unique to someone who lives in the area. For these reasons, we believe Mr. Willis is qualified to serve on the board.

Thomas M. Lewry. Thomas M. Lewry has served as a Director and as the Vice President of Investor Relations of the Company since 1995. Mr. Lewry has been responsible for shareholder relations. Mr. Lewry served as President of Settle Oil and Gas Company from 1990 to 1995, until it merged with Century Oil Company in August 1995. Mr. Lewry has also served as the President and Chief Executive Officer of Curbstone Financial Management Corporation, a financial services firm in Manchester, New Hampshire, since 1982. Mr. Lewry is a member of the Financial Industry Regulatory Authority (FINRA), International Association of Financial Planners, American Society of Certified Financial Planners, and is a registered investment adviser with the Securities and Exchange Commission (SEC). He was also the Chairman of the Business Conduct Committee, New England Region National Association of Securities Dealers. Mr. Lewry completed his bachelor of science degree in finance from Pennsylvania State University, and is a Certified Financial Planner (CFP).

Mr. Lewry brings extensive executive and financial expertise to the board from his executive officer positions at various companies and his membership in FINRA, the International Association of Financial Planners, the American Society of Certified Financial Planners, and as a registered investment adviser with the SEC. For these reasons, we believe Mr. Lewry is qualified to serve on our board.

Robert E. Fox. Robert E. Fox has served as a Director of the Company since 1995. Mr. Fox has also served as a consultant to the Company since 1995. Mr. Fox has been working as an oil and gas consultant since 1986. He has extensive experience in the oil and gas industry. Mr. Fox also served on the Board of Directors of DeepTech International, Inc., a diversified energy company working in the Gulf of Mexico, a position which he has held from 1996 to 1998. Mr. Fox’s experience in the oil and gas industry spans 58 years and includes experiences in the United Kingdom, Netherlands (North Sea), Africa, and the United States. Mr. Fox has served on the Board of Directors of Oil Exploration, Ltd. from 1974 to 1978, and LASMO, Plc from 1979 to 1986. He was also Chairman of Richmond Oil & Gas, Plc from 1990 to 1993 and a Director of Term Energy Corporation from 1981 to present. Mr. Fox is a member of the Geological Society of America, American Association of Petroleum Geologists, Society of Petroleum Engineers of AIME, and American Institute of Professional Geologists. He completed his Master of Science Degree in Geology from the University of Illinois and his bachelor of science degree from Marshall University, West Virginia. He was also given a D.Sc. (Honorary) in Engineering from Heriot-Watt University, Edinburgh, Scotland.

Mr. Fox’s over 58 years of experience in the oil and gas industry, his experience as both an executive and a board member of various energy companies, and his membership in the Geological Society of America, the American Association of Petroleum Geologists, the Society of Petroleum Engineers of AIME, and the American Institute of Professional Geologists make him well-qualified to serve on our board.

Jeff T. Craycraft. Jeff T. Craycraft has served as our Chief Financial Officer and Treasurer since 1997. Mr. Craycraft served as the Controller of Century Offshore Management Company, predecessor to RAAM Global Energy Company, from 1986 to 1990 and Vice President of Administration from 1990 to 1997. Simultaneously he served as Controller of Century Oil Company from 1989 to 1995. Mr. Craycraft was a staff accountant and programmer at Settle & Holt, a certified public accounting firm, from 1980 to 1983. Prior to 1980, he was employed at Malcolm Saunier & Company, a certified public accounting firm as a staff accountant and spent seven years at various administrative and management roles for what is now called CSX Corporation formerly Chesapeake & Ohio Railroad. Mr. Craycraft is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. He received his bachelor of science degree in accounting from the University of Kentucky.

Elizabeth A. Barr. Elizabeth A. Barr has served as Vice President of Administration for the Company since 2007. From 1990 to 2007, Ms. Barr served as our Controller. As Controller, she was responsible for financial statement preparation and working with the Company’s outside audit firm in the preparation of the annual audit. Prior to joining the Company, Ms. Barr was an audit manager with Coopers & Lybrand for nine years. Ms. Barr is a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants. Ms. Barr holds a master of science degree in Business Administration from the University of Kentucky and a bachelor of arts degree in Business Administration and Computer Science from Transylvania University.

Ronald Harvey, Jr. Ronald Harvey, Jr. has served as Senior Vice President of Century Exploration New Orleans since March 28, 2011. From 2008 to 2011, Mr. Harvey served as our Production Engineering Manager. Mr. Harvey served as the Deepwater Subsurface Engineering Manager for BHPBilliton from 2007 to 2008. Mr. Harvey has over 21 years of industry experience in various management and staff positions mainly in the Gulf of Mexico and lower 48 basins. Mr. Harvey has managed several successful major developments in particular the Simba development for Taylor Energy Company in 2006. Mr. Harvey has published several technical engineering papers both intercompany and in the Society of Petroleum Engineering magazine. Mr. Harvey holds a Masters of Business Administration from Tulane University, a Bachelor of Science in Petroleum Engineering from Mississippi State University and a Bachelor of Science in Mathematics from Jackson State University. Mr. Harvey was recently selected to be on the Worst Case Discharge Committee by his industry peers.

Wayne L. Adams. Wayne L. Adams has served as Senior Vice President of Century Exploration Houston since January 2009. He joined Century in 2003 as Vice President Business Development. Mr. Adams has 30 years of experience in the domestic and international exploration and production industry. Mr. Adams’ expertise includes business development, exploration management, strategic planning and portfolio analysis, acquisition and divestitures, international negotiations, and United States and Canadian land management. Prior to joining Century Exploration Houston, Mr. Adams was employed for over 20 years with Hunt Oil Company. While at Hunt, Mr. Adams held numerous positions of responsibility, culminating with his promotion in 1997 to Vice President. These functions included: Landman and Division Landman, Gulf Coast Division; Manager — Land and International Negotiations; and Vice President — Land, International Negotiations and Business Development. Mr. Adams holds a bachelor of arts degree in Petroleum Land Management from the University of Texas in Austin.

James A. Honert. James A. Honert has served as Senior Vice President for Century Exploration Resources since November 2010. In this position, he directs the technical evaluation and operation of multiple unconventional resource plays. Mr. Honert is a geologist with 38 years of experience. He is a graduate of South Dakota School of Mine & Technology. He spent 16 years with Shell Oil Company in a variety of onshore and offshore domestic U.S. plays. While at Shell, he led a number of technical teams in exploration, exploitation, and new ventures activities. Mr. Honert has a broad background of technical skills in stratigraphy, subsurface geology, geophysical interpretation, geological computer applications and is experienced in all aspects of exploration and production business. Mr. Honert was a key participant in many efforts at Shell that produced significant reserve additions through the application of new technology. After leaving Shell, Mr. Honert was associated with several new venture startups including Andex Resources. In 2002, Mr. Honert became Exploration Manager with Tom Brown Inc. headquartered in Denver. Tom Brown Inc. was a significant unconventional resource player in the US and Canada. Tom Brown Inc. was acquired by EnCana USA in 2004 and Mr. Honert accepted a position there as Vice President New Ventures and Exploration. After a brief tour at EnCana, Mr. Honert joined the former Tom Brown Inc. executive team at Orion Energy Partners as Exploration Manager from late 2004 until late 2009.

Code of Ethics

We have adopted a Code of Ethics, which applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website. You may request a copy of our Code of Business Conduct and Financial Code of Ethics, without charge, from our Compliance Officer at 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511 or by calling (859) 253-1300.

Corporate Governance

Our board of directors has appointed an audit committee and a compensation committee. We do not have a nominating committee. Messrs. Settle, Rudney, Willis, Lewry and Fox serve as the members of the audit committee and the compensation committee. Because we do not have and are not seeking to list any securities on a national securities exchange or on an inter-dealer quotation system, we are not subject to a number of the corporate governance requirements of the SEC or of any national securities exchange or inter-dealer quotation system. For example, we are not required to have a board of directors comprised of a majority of independent directors or to have an audit committee comprised of independent directors or designate an audit committee financial expert. Accordingly, our board of directors has not made any determination as to whether any of the members of our board of directors or committees thereof would qualify as independent under the listing standards of any national securities exchange or any inter-dealer quotation system or under any other independence definition.

Item 11. Executive Compensation

Compensation Discussion and Analysis

During 2011, our executive compensation program was overseen by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Our chief executive officer reviewed compensation for all of our named executive officers other than himself, and made compensation recommendations to the Compensation Committee. The Compensation Committee then evaluated the chief executive officer’s recommendations and conducted its own independent review and evaluation of the chief executive officer’s compensation and made all final compensation decisions for our named executives by exercising its discretion in accepting, modifying or rejecting any management recommendations as it deemed appropriate. The Compensation Committee generally approves any changes to base salary levels, bonus opportunities and other annual compensation components on or before December 31st of each fiscal year, with such changes becoming effective as of January 1st.

The named executive officers for our fiscal year ending December 31, 2011 (the “2011 Fiscal Year”), and who are described in this Compensation Discussion and Analysis section, are:

—	Howard A. Settle – President and Chief Executive Officer (our “CEO”)

—	Jeffrey T. Craycraft – Treasurer and Chief Financial Officer

—	Michael J. Willis – Senior Vice President Administration

—	Ronald Harvey, Jr. – Senior Vice President, Century Exploration New Orleans, LLC

—	James A. Honert – Senior Vice President

Objectives of Our Executive Compensation Program

The goal of the executive compensation program is to attract and retain excellent management with the requisite experience and managerial skills to achieve the goals of the strategic business plan of our company. The strategic business plan sets out a targeted production rate and reserve value for each of the core areas of our company that, collectively, will generate a specific EBIDTA within five years. We track the production growth, reserve growth, capital expenditures, revenues, and EBITDA figures and compare these figures to our established goals to determine if objectives are being achieved. Our evaluation of results is an ongoing process that is updated monthly. The Compensation Committee reviews these periodic findings with respect to our business plan when it completes its annual compensation review or when it makes any changes to our compensation program. The Compensation Committee strives to design our compensation program in a manner that successfully aligns our business goals with the interests of our named executive officers, which in turn ensures that our named executive officers interests are aligned with our stockholders interests.

We have not historically maintained a performance-based cash award or equity-based award program. Rather than provide an equity-based award program for stock grants, we maintain a plan for which most of our executive officers are eligible to participate in that provides a royalty interest in certain successful wells. These royalty interests are intended to bestow certain key employees with a short-term incentive to receive an interest grant, while also aligning the employee’s interest with our stockholders by providing the executives with a long-term, personal interest in our company. Grants under the royalty interest plan are provided only to key employees and do not occur on a frequent basis.

We do not specifically benchmark any element of our compensation program and we do not maintain a formulaic process for determining compensation relative to our peers, but we periodically assess our ability to provide competitive compensation packages to executive officers and make appropriate adjustments to our program when we deem it necessary. The base salaries of our named executive officers are set at a level that is commensurate with other companies in the industry of comparable size, and while salaries are reviewed on an annual basis, salaries will only be adjusted at times when we have determined that increases are necessary to allow the Company to compete for top managerial talent. To determine our competitiveness in our industry we review publicly available surveys and filings of companies that we deem to be our peers at the time, although we have not historically engaged in formal consultations with third party consultants or advisors to receive this type of information.

Our current compensation policy is directed at achieving the corporate goals as established in the strategic plan of the Company. All executives are considered to be responsible for achieving these goals, and therefore the current compensation policy does not specifically look to measured performance for each named executive officer. Bonuses, when appropriate, may be structured to provide rewards upon payout of specific projects, and the amount of the award may be largely dependent on the magnitude of the project’s overall success. The Compensation Committee does, however, have the right to reward executives for outstanding individual performance, and has done so in the past with cash awards on a case by case basis.

Certain elements of our compensation program have been in place for multiple years and we feel that up to this point in time our policies have successfully retained talented individuals and assisted our company to grow within a very competitive environment; however, the Compensation Committee intends to review our entire compensation policy in 2012 to ensure that we continue to provide a compensation package to our executive officers that presents an appropriate balance between rewarding individual employees and providing value to our stockholders. At this time the Compensation Committee has no plans to engage an independent compensation consultant to assist the committee in making compensation decisions, but the Compensation Committee has the authority to engage such an outside consultant at any time if the Compensation Committee determined that such assistance would be appropriate.

Setting Executive Compensation

The Board has established a Compensation Committee which includes every member of the Board. The Board has adopted a Charter which sets the responsibilities and duties of the Compensation Committee, which may be found on our website under “Investor Relations” and then under “Corporate Governance.” The Compensation Committee has full discretion to administer the compensation program on a going forward basis.

Our CEO has been delegated the authority to hire and fire employees, and to set compensation for all employees other than executive officers. The Compensation Committee determines the compensation for all executive officers. With respect to executive officers, the role of the CEO is advisory with respect to everyone but himself; however, the CEO is also the Chairman of the Board, and is also on the Compensation Committee. As the Chairman of the Board, and a member of the Compensation Committee, the CEO attends all meetings of the Compensation Committee and the Board, although he recuses himself from meetings when his own compensation will be discussed or determined.

With respect to the After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, LLC (the “APORRI Plan”), our CEO has appointed a special committee to administer the plan. This employee incentive committee (the “Incentive Committee”) for the 2011 Fiscal Year was comprised of Howard Settle, Jeffrey Craycraft and Elizabeth Barr (our Chief Administrative Officer) and was charged with the limited responsibility of administering the APORRI Plan. The Incentive Committee does not make decisions regarding the amounts of awards that will be granted pursuant to the APORRI Plan, nor does the Incentive Committee play a role in setting or administering any other portion of our compensation program.

The Company currently does not use external advisors in determining employee compensation but as noted, above, the Compensation Committee has the authority to engage a consultant in the future if it determines that such a service is necessary or appropriate.

Key Components of our Compensation Policy

Our compensation and benefits programs have historically consisted of the following components, which are described in greater detail below:

—	Base salary;

—	Annual cash bonuses;

—	Royalty interest payments from producing wells;

—	Participation in broad-based retirement, health and welfare benefits; and

—	Limited perquisites.

We maintained a formal bonus plan prior to the 2011 year, but annual bonuses for the 2011 year were determined solely at the discretion of the Compensation Committee and were not a guaranteed element of compensation. The APORRI Plan payments will be provided only when the applicable well is successfully producing profits, thus the APORRI Plan payments are also a variable element of compensation that depends solely on the performance of the applicable well.

Base Salary

Each named executive officer’s base salary is a fixed component of compensation and provides each named executive officer with a steady stream of income throughout the calendar year. Base salaries are determined for each named executive based on his position and responsibility. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review we consider individual and company performance over the course of that year. The base salary for each named executive for the 2011 Fiscal Year is reported in the succeeding Summary Compensation Table. Our Compensation Committee has not currently made any changes to the base salaries of any named executive officer with respect to the 2012 year, nor do we anticipate any significant changes to our named executive officers’ salaries being made during the remainder of 2012 year.

Bonuses

Bonus Plan. The Employee Incentive Bonus Plan of RAAM Global Energy Company and its Subsidiaries expired on December 31, 2010, and our Compensation Committee determined not to renew the plan for the 2011 year. In lieu of a new formal bonus plan, the Compensation Committee has determined that it would be more appropriate to periodically review our performance as a whole, as well as the individual performance of our named executive officers, and the Compensation Committee will have the discretion to issue bonuses when appropriate. The Compensation Committee may reinstate a formal bonus plan in the future, but at the time of this filing this is an ongoing discussion amongst our committee members and no plans for a new plan have been made.

With respect to the 2011 Fiscal Year, the Compensation Committee determined that base salaries, the payouts from certain prior APORRI Plan grants for the named executive officers other than Mr. Honert, along with the equity awards provided to Mr. Honert, were providing aggregate amounts of compensation to our named executive officer group to remain competitive within our market and to appropriately retain our executive group. The

Compensation Committee determined that, while our named executive officers had provided superior services to us for the 2011 year, they had been compensated appropriately for their services to us.

Incentive Compensation Arrangements

APORRI Plan. The APORRI Plan is intended to promote the success of our company by providing certain key employees an “after payout” overriding royalty interest in successful wells. The interest granted pursuant to the APORRI Plan is a nonforfeitable ownership interest to the participant following the initial grant, which satisfies our goal of aligning our executive’s interests with those of our stockholders.

Participants in the APORRI Plan receive a number of APORRI units, and the overriding royalty percentage that the participant will receive upon a payout of the well will be calculated using the number of APORRI units assigned to the participant in relation to the aggregate number of APORRI units assigned to that well (the “APORRI Percentage”). We enter into individual agreements with each participant in the APORRI Plan that grants and conveys the royalty interest, including the title, rights, powers and privileges related to the royalty interest, to the participant as of the date that the well in question reaches a payout. Payouts for a well are considered “after payout” because payments to APORRI Plan award recipients occur when we have received net revenues from the production of a given well equal to our entire monetary investment in the well and the leasehold costs for the well.

Each of the named executive officers (other than Mr. Honert, who solely receives equity-based awards as described below) participates in the APORRI Plan, and each of them received their initial grant of APORRI units in previous years and certain of the wells associated with our named executive officer’s past grants were in payout during the 2011 Fiscal Year. We granted new APORRI Plan grants in three wells to the applicable named executive officers during the 2011 Fiscal Year. Each named executive officer (other than Mr. Honert) is in the recipient pool for the APORRI Plan and receives their proportionate share of the 3% and 1 1/2% APORRI pool in each well drilled in Century Exploration New Orleans, LLC and Century Exploration Houston, LLC, respectively. This pool is proportionately reduced in wells that RAAM Global is not a 100% owner. Each of our service providers that receive a percentage in one of the APORRI Plan wells receives the percentage that has been pre-assigned to that individual’s position within the company; our Compensation Committee does not make individual decisions regarding the percentage that should be awarded to any named executive officer. In 2011, the named executive officers received grants in two wells drilled in Century Exploration Houston, LLC. In the award granted June 16, 2011, Mr. Settle, Mr. Craycraft, and Mr. Willis each received a 0.001% APORRI in this well and Mr. Harvey received a 0.0005% APORRI in this well. In the award granted October 19, 2011, each of the named executive officers received a 0.001% APORRI in this well. In 2011, the named executive officers received grants in one well drilled in Century New Orleans, LLC. In the award granted on August 7, 2011, Mr. Settle, Mr. Craycraft, and Mr. Willis each received a 0.002% APORRI and Mr. Harvey received a 0.001% APORRI.

The aggregate amounts received by each named executive officer under the APORRI Plan for the 2011 Fiscal Year relating to previous APORRI Plan grants, as well as amounts relating to the new 2011 grants, are reported in the succeeding Summary Compensation Table.

Resource Royalty Plan. In addition to the APORRI Plan, Mr. Settle is also a participant in an overriding royalty interest plan (the “Resource Royalty Plan”) that is based on wells of our subsidiary Century Exploration Resources, Inc. (“Resources”). Our Board administers the Resource Royalty Plan and determined that the executive officers who contributed to the success of the Resource wells should be rewarded and incentivized to create value for Resources by providing them with a percentage of the profits from those wells. Like the APORRI Plan described above, a grant in the Resource Royalty Plan was designed as a percentage of a recipient pool for an applicable well. The difference in the two plans is that the APORRI Plan is an “after payout” overriding royalty interest, while the Resource Royalty Plan was designed to provide potential payments from a well prior to Resources recouping its expenses of development, operation or maintenance. Other than Mr. Honert, whose compensation arrangement with Resources is described below, Mr. Settle was the only named executive officer that was directly involved in the Resource properties at the time that our Board made grants pursuant to the Resource Royalty Plan, thus Mr. Settle is the only named executive officer that currently participates in the Resource Royalty Plan. Mr. Settle received $23,940 (as reported in the Summary Compensation Table below) during the 2011 year with respect to the interest grant that he also received during the 2011 year.

Equity-based Awards.

We granted 125 shares of our common stock to Mr. Harvey on September 30, 2011 in connection with his entry into the role of a senior vice president. These stock grants were not granted with a vesting schedule or other restrictions. The individual that has traditionally served in the position that Mr. Harvey holds is expected to have a personal holding of our common stock in order to more appropriately align his interests with those of our stockholders, and we wanted to ensure that Mr. Harvey began his service to us in his new capacity with a vested interest in our success.

Mr. Honert is a member of Source Energies, LLC (“Source”), an entity that provides direct services to our subsidiary Resources. Due to the unique relationship between Source and Resources, as additional consideration and incentive to continue providing services to Resources, Resources agreed to provide a certain number of shares of our common stock to Source pursuant to a bonus agreement that became effective on September 30, 2011, rather than place Mr. Honert in the Resource Royalty Plan. We agreed to become a party to the bonus agreement between Resources and the members of Source to the extent that we had an obligation to issue shares of our common stock to Source in connection with the signing of the agreement, although we do not administer the agreement nor will we have any continuing obligations under the agreement. We determined that the stock grant would create maximum value to both Resources and to us by providing incentive to the members of Source, including Mr. Honert, to remain employed at Resources through at least October 31, 2015, the termination date of the employment arrangement between Resources and Source.

As a member of Source, the number of shares of our common stock that Mr. Honert currently indirectly holds is approximately 553. The shares are subject to certain vesting restrictions until the earlier to occur of October 31, 2015 or a liquidation event (as described in greater detail below), although for our purposes, we have irrevocably granted the shares to Source and all vesting or forfeiture events that could potentially occur prior to Mr. Honert actually receiving our common stock will be business decisions that take place between Source and Mr. Honert.

Employment Agreements

Mr. Settle was a party to an employment agreement with us during the 2011 year. Mr. Settle’s employment agreement set forth our expectations regarding his duties and responsibilities to us, while guaranteeing him a level of compensation that we have determined to be proper for his position with the company. His agreement also contained certain confidentiality and non-disclosure restrictions both during the term of his employment and in the event that Mr. Settle’s employment with us terminated for any reason. The expiration of Mr. Settle’s employment agreement occurred on December 31, 2011, however, and our Compensation Committee determined that it would be appropriate to maintain an “at will” employment relationship for each of the named executive officers for the 2012 year. Our Compensation Committee has the authority to revisit this decision at any time and enter into individual agreements with any of our employees as the Compensation Committee may deem appropriate for the future.

Mr. Honert is a party to an employment agreement between Resources and Mr. Honert and two other individuals that have formed Source (the “Source Agreement”). Collectively, Mr. Honert and the other members of Source have been providing services directly to Resources pursuant to the Source Agreement, and we have no direct obligations to provide compensation to Mr. Honert pursuant to the Source Agreement. The Source Agreement provides Mr. Honert with certain potential continued medical plan payments following a termination of his employment in certain situations, but Resources, rather than us, would be obligated to provide those benefits to Mr. Honert. Our relationship to Source is described in greater detail under the section of this Form 10-K titled “Certain Relationships and Related Party Transactions.”

Severance and Change in Control Benefits

The named executive officers did not have agreements with us that contained severance provisions and/or change in control payment provisions during the 2011 Fiscal Year. The employment agreement that we maintained with Mr. Settle provided him with the right to receive certain bonus plan awards that he would have been entitled to receive for the year in which his termination of employment occurred in certain situations. We do not consider payment of such bonus awards a form of severance payment, but instead regarded this payment as an assurance to Mr. Settle that following a termination of employment that was beyond his control, he would have received value for an award that he would otherwise have been entitled to receive for the year in which the termination occurred. As we did not maintain a formal bonus plan for the 2011 year, however, Mr. Settle would not have been entitled to receive a bonus payment in the event that he had incurred an involuntary termination during the 2011 year.

Other Benefits

401(k) Retirement Savings Plan. Our 401(k) Plan is designed to encourage all employees, including the participating named executive officers, to save for the future. Under our 401(k) Plan, we match employee contributions, including those made by our named executive officers, at rates approved by our Board. For fiscal 2011, we matched 100% of the first 8% of eligible pre-tax earnings (up to IRS limits) contributed by plan participants.

Health and Welfare. All employees, including the named executive officers, also receive health and welfare benefits.

Perquisites. We do not feel that it is necessary to provide perquisites to our named executive officers in order to supplement the compensation and benefits that are provided to them through other aspects of our compensation program. Our Compensation Committee intends to design any perquisites that may be provided to our executives in the future as having a legitimate business purpose, and where possible, capped at de minimis levels.

Other Compensation Items

We do not maintain any long-term equity-based incentive and/or stock option plans. Each named executive officer owns shares of the company, and there are no restrictions at this time on executives acquiring or selling stock of the company. Our company shares are not traded publicly and therefore there are no hedging prohibitions nor is there any opportunity to hedge against the company’s share value.

Risk Assessment

The Board has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

Our compensation philosophy and culture support the use of base salary, certain performance-based compensation, and retirement plans that are generally uniform in design and operation throughout our organization and with all levels of employees. These compensation policies and practices are centrally designed and administered, and are substantially identical between our business divisions. In addition, the following specific factors, in particular, reduce the likelihood of excessive risk-taking:

—	Our overall compensation levels are competitive with the market.

—

Our compensation mix is balanced among (i) fixed components like salary and benefits and (ii) annual incentives that reward our overall financial performance, business unit financial performance, operational measures and individual performance.

In summary, although a portion of the compensation provided to named executive officers is based on our performance or individual successes of the employee, we believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees) because these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals. We set performance goals that we believe are reasonable in light of our past performance and market conditions.

Compensation Committee Report

During the last fiscal year, and this year in preparation for the filing of this annual report with the SEC, the Compensation Committee:

•	reviewed and discussed the disclosure set forth under the heading “Compensation Discussion and Analysis” with management; and

•

based on the reviews and discussions referred to above, recommended to the Board of Directors that the disclosure set forth under the heading “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Respectfully submitted by the Compensation Committee of the Board of RAAM Global Energy Company

Tom Lewry (Chairman) Howard Settle Robert Fox Jonathan Rudney Michael Willis

Summary Compensation Table

The table below sets forth the annual compensation earned during the 2010 and 2011 fiscal years by our “named executive officers,” as of December 31, 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Howard A. Settle	2011	273,938	5,000	—	319,188	21,915	620,041
President and Chief Executive Officer, Director	2010	262,254	2,573,228	—	279,792	49,918	3,165,192

Jeff T. Craycraft	2011	174,342	5,000	—	241,577	13,947	434,866
Treasurer and Chief Financial Officer	2010	166,436	73,228	—	210,700	13,315	463,679

Michael J. Willis	2011	177,760	5,000	—	241,577	14,221	438,558
Senior Vice President Administration, Director	2010	165,483	73,228	—	209,430	13,315	461,456

Ronald Harvey, Jr.	2011	199,522	5,000	316,625	94,745	13,226	629,118
Senior Vice President

James A. Honert.	2011	210,000	5,000	1,400,116	—	16,800	1,631,916
Senior Vice President

(1)

We engaged an independent third party analyst to conduct a valuation of our common stock October 31, 2011, and the values shown here reflect the findings of that analysis. The stock awards granted to Messrs. Harvey and Honert were valued by taking our per share stock price as of the date of our valuation ($2,533.00) multiplied by the number of shares granted. Amounts shown here also do not take into account the possibility of any forfeitures, as Mr. Harvey’s awards were granted to him fully vested, and we irrevocably granted the awards that Mr. Honert holds to Source rather than to him directly. If Mr. Honert forfeits any portion of his award those shares will be forfeited back to Source rather than to us.

(2)

Amounts represent the aggregate royalty payments received from the APORRI Plan during the 2011 Fiscal Year for each of the named executive officers other than Mr. Settle. For Mr. Settle, the amount includes $295,248 received from the APORRI Plan during the 2011 year, and $23,940 received from the Resource Royalty Plan.

(3)	The amounts included in the Other Compensation line for all named executives officers relate solely to matching contributions to each employee’s 401(k) Plan account.

Grants of Plan-Based Awards for the 2011 Fiscal Year

		2011 Award Payouts Under Non-Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock Awards
Name	Grant Date(1)	($)(2)	(#)(3)	($)
Howard A. Settle	1/3/11	$23,940	—	—
	6/16/11	$24,783	—	—
	8/7/11	$26,408	—	—
	10/19/11	$1,577	—	—

Jeff T. Craycraft	6/16/11	$24,783	—	—
	8/7/11	$26,408	—	—
	10/19/11	$1,577	—	—

Michael J. Willis	6/16/11	$24,783	—	—
	8/7/11	$26,408	—	—
	10/19/11	$1,577	—	—

Ronald Harvey, Jr.	6/16/11	$12,391	—	—
	8/7/11	$13,204	—	—
	10/19/11	$1,577	—	—
	9/30/11	—	125	316,625

James A. Honert	9/30/11	—	553 (3)	1,400,116

(1)	Grant dates vary by well, as noted in the Compensation Discussion and Analysis above.
(2)

The values shown in this column represent the actual amount of payments that each of the named executive officers received from grants in the APORRI Plan, and with respect to Mr. Settle alone, from the Resource Royalty Plan, that occurred in the 2011 year. Mr. Settle’s January 3, 2011 grant was made pursuant to the Resource Royalty Plan, while the remaining grants shown for Mr. Settle were made under the APORRI Plan. We believe that an estimation of future payouts under these grants is undeterminable at this time, as a well could stop producing at any given time and payout streams are unpredictable.

(3)

The number of shares of our common stock reported here reflect the number of awards that were attributable to Mr. Honert on the grant date based upon his ownership interest in Source at that time. This amount could change in the future.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2011 Fiscal Year

Mr. Honert’s Equity Awards. The shares of our common stock that Mr. Honert received pursuant to the bonus agreement between us, Resources and Source is subject to certain vesting restrictions (which generally vest him in 20% of his award each year), as well as possible dilution or expansion. Because the shares of our common stock were granted directly to Source, Mr. Honert is deemed to have received a percentage of the full grant based upon his ownership interest in Source. If at any time in the future, Source determines to allow new members into Source, Mr. Honert’s ownership percentage could change and thus the number of shares that he is entitled to receive could be adjusted downward. If a current member of Source terminates his or her employment prior to receiving his or her allocated shares of common stock, those shares could also be redistributed to the initial members of Source, including Mr. Honert.

Percentage of Salary and Bonus in Comparison to Total Compensation

The percentage of salary and bonus compensation provided to each of our named executive officers in relation to their total compensation for the 2011 Fiscal Year is set forth below:

Name	Salary and Bonus Percentage of Total Compensation
Howard A. Settle	45%

Jeff T. Craycraft	41%

Michael J. Willis	42%

Ronald Harvey, Jr.	33%

James A. Honert.	13%

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on the current stock awards held by each of the named executive officers.

	Stock awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
James A. Honert
	442	1,119,586

(1)

The number of shares of our common stock set forth in this column reflect Mr. Honert’s ownership percentage in Source of 33% as of December 31, 2011, which could change in the future. The remaining shares will vest 20% on each of the following dates: November 1, 2012; November 1, 2013; November 1, 2014 and October 31, 2015. However, as noted above, for our purposes the shares of our common stock have been granted without restrictions to Source.

(2)	The market value of the shares was determined using a market value for our common stock of $2,533.00, which was the amount per share as quoted in our most recent independent valuation analysis report.

Stock Vested in the 2011 Fiscal Year

Mr. Honert is the only named executive officer that currently holds an equity-based compensation award, and experienced a vesting event for that award during the 2011 Fiscal Year.

	Stock awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
James A. Honert
	111	281,163

(1)

Mr. Honert did not actually take possession of any of the shares of our common stock reported in this column during the 2011 year. Mr. Honert will only receive a distribution of the shares, prior to certain liquidation events that Source has designed for his awards, if he incurs a termination of employment.

(2)

The market value of the shares was determined using a market value for our common stock on November 1, 2011 of $2,533.00, which was the amount per share as quoted in our October 31, 2011 independent valuation analysis report.

Pension Benefits

We maintain a 401(k) Plan for our employees, including our named executive officers, but at this time we do not sponsor or maintain a pension plan for any of our employees.

Nonqualified Deferred Compensation

We do not provide a nonqualified deferred compensation plan for our employees at this time.

Potential Payments Upon Termination or a Change in Control

As noted above in the Compensation Discussion and Analysis, we do not provide the named executive officers with individual severance or change in control benefit agreements at this time. Currently, Mr. Honert is the only named executive officer that holds an equity-based compensation award based upon our common stock that could potentially be settled upon a termination of his employment or certain changes in control impacting our company. However, as we have already granted the shares of our common stock directly to Source with no restrictions, Mr. Honert’s forfeiture or accelerated vesting of those shares lies within an agreement directly between Source and Mr. Honert, and we would have no obligations to provide Mr. Honert with any payments or shares of common stock upon his termination of employment or our change in control.

The shares of our common stock granted to Source are scheduled to be distributed to Mr. Honert and the other applicable members of Source on October 31, 2015 (the “Termination Date”). In the event of a termination of Mr. Honert’s employment for any reason prior to that Termination Date, he could receive a portion of the shares attributable to his interest in Source in accordance with the vesting schedule that has been satisfied at the time of his termination. As of December 31, 2011, Mr. Honert would only have been 20% vested in the shares of our common stock attributable to his interest in Source.

If Mr. Honert is still employed at the time of a “Liquidation Event,” the number of the shares attributable to Mr. Honert’s ownership in Source would receive 100% vesting acceleration and the applicable shares would be distributed to Mr. Honert. A Liquidation Event will be deemed to occur if either Resources or we (i) become a public company through an initial public offering, (ii) sell substantially all of its assets, or (iii) enter into a business combination with a non-affiliated entity in which Resources or us, as applicable, is not the surviving entity. In the event that a Liquidation Event had occurred on December 31, 2011, Mr. Honert would have received the accelerated vesting of the remaining unvested 80% of his interest in the shares of common stock.

The table below provides our best estimate as to the value of the acceleration of Mr. Honert’s interest in our common stock upon a termination of employment or Liquidation Event that could have occurred on December 31, 2011. We have assumed for purposes of the table below that the price of our common stock on December 31, 2011 was $2,533.00. The value or number of shares of our common stock that Mr. Honert may receive upon an actual termination of his employment or a Liquidation Event can only be determined with certainty upon the occurrence of that event.

	Termination of Employment	Liquidation Event
Value of Mr. Honert’s Accelerated Vesting	$0	$1,119,586

In the event that Mr. Honert’s employment with Resources pursuant to the Source Agreement, Resources would provide Mr. Honert with certain severance benefits. If Mr. Honert’s employment is terminated for any reason, he would receive earned but unpaid salary, reimbursement of any yet unpaid business expenses, payments or distributions from any employee benefit plan maintained by Resources pursuant to the terms of that plan, and, at the discretion of Resources, continued medical benefits for a period of time that will be determined by Resources’s executive management committee. We have assumed for purposes of this disclosure that in the event Mr. Honert would have incurred a termination of his employment as of December 31, 2011, all accrued obligations would have been paid current and that Resources did not provide continued medical benefits to Mr. Honert upon the termination of his employment.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert E. Fox	10,000	—	—	10,000

Robert E. Fox is paid a $2,500 retainer per quarter for his service as a member of the Board. Mr. Fox served on the Board for the entire year; however, payment for his 4th quarter 2011 service was not made until 2012.

Thomas M. Lewry and Jonathan Rudney are employees of the Company that do not receive any additional compensation for serving on our Board. Two of our named executives officers, Howard Settle and Michael Willis, are also members of our Board and do not receive additional compensation for their service on the Board; their compensation for the 2011 Fiscal Year is reported in the Summary Compensation Table above. The time spent on Board activities for these employees is considered to be a portion of the duties of their position with us, thus they do not receive additional compensation for being on the Board.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is made up of our entire Board of Directors. All Board members except Mr. Fox are executive officers of the Company. The Compensation Committee has no interlocks. During the year ended December 31, 2011, Mr. Settle, Mr. Rudney, and Mr. Willis each participated in related party transactions with the Company. For a description of these transactions, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company does not maintain an equity incentive compensation plan.

RAAM Global Energy Company Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2012 for:

—	each person known by us to beneficially own more than 5% of our common stock;

—	each of our directors;

—	each of our executive officers and key employees; and

—	all our directors, executive officers and key employees as a group.

As of March 23, 2012, we had 62,500 outstanding shares of our common stock. Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The number of shares of common stock and the percentages of beneficial ownership are based on 62,500 shares of common stock issued and outstanding as of March 23, 2012. The amounts presented may not add due to rounding.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to all shares of common stock listed as beneficially owned by them.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Beneficially Owned
Directors, Executive Officers and Key Employees:
Howard A. Settle	27,190.59	43.50%
Jonathan B. Rudney	8,750.00	14.00%
Thomas M. Lewry	1,429.53	2.29%
Jeffrey T. Craycraft	674.58	1.08%
James A. Honert	552.75	*	%
Elizabeth A. Barr	442.00	*	%
Michael J. Willis	250.00	*	%
David A. Seay	175.00	*	%
Robert E. Fox	150.00	*	%
Ronald Harvey, Jr	150.00	*	%
Sheila E. Beck	125.00	*	%
All Directors, Executive Officers and Key Employees as a Group (11 persons)	39,889.45	63.82%
Other	22,610.55	36.18%
Total	62,500.00	100.00%

*	Less than 1% of our common stock.

(1)

“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power, or a person who, through a trust or proxy, prevents the person from having beneficial ownership. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 23, 2012, if that person or group has the right to acquire shares within 60 days after such date.

(2)	The address for each director, executive officer and key employee is c/o RAAM Global Energy Company, 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions

For a description of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”

The following paragraphs provide information regarding the related party transactions which have been entered into and affect the financial statements of RAAM as of December 31, 2007 through December 31, 2011. Unless otherwise noted in the paragraphs below, these entities have no employees and employees of RAAM perform the accounting function.

Howard A. Settle, our President, Chief Executive Officer, and Chairman of the Board of Directors purchased $7 million of outstanding notes for his own account in the Company’s $150 million offering of 12.50% senior secured notes due 2015, which closed on September 24, 2010.

During 2003, we entered into a lease with ATMA Investments, LLC for our Lexington, Kentucky office space. ATMA Investments, LLC is an entity wholly-owned by Howard A. Settle. The initial lease rate was $17.50/sq. ft., with a 3% escalation per year, plus other costs. For the years ended December 31, 2009, 2010 and 2011, the Company paid ATMA Investments, LLC $184,800, $189,140 and $212,713, respectively, under the lease.

RAAM Exploration LLC was formed by Howard Settle and his wife, Alice Settle, to participate as a working interest partner with 17.5% to 25% interests in our wells, mainly in the Bayou Postillion, Breton Sound and Main Pass fields. An Exploration Agreement was approved by the Board of RAAM in 2004 which set forth the participation rights to acquire working interests in prospects developed by RAAM. In 2008, RAAM Exploration assigned its rights pursuant to the December 2004 Agreement to RAM Development LLC effective January 2008. During 2008, Mr. and Mrs. Settle donated this entity to a charitable foundation and appointed an attorney as president of the charitable entity. Subsequent to this donation, the properties owned by RAAM Exploration LLC were sold to RAAM and its subsidiaries which include Sita Energy, LLC, Century Exploration Resources, Inc. and Windstar Energy, LLC as the replacement property in a 1031 exchange transaction for cash of approximately $63 million and a note. The note was exchanged for an overriding royalty whereby RAAM Exploration LLC receives a 10% overriding royalty interest on four properties of Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. for the balance of the purchase price, $24.3 million plus interest of 8%. During 2010, the Board agreed to assign the 10% overriding royalty interest as an unrestricted 10% royalty to the Howard and Alice Settle Foundation. As of December 31, 2011, the Company had payables due to the Howard and Alice Settle Foundation of $1.0 million.

RAM Development LLC, wholly owned by Howard A. Settle, entered into an Exploration Agreement with the Company and RAAM Exploration LLC in 2008. The RAM Development LLC was a partner in wells drilled by both by Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. During 2009, the Exploration Agreement was terminated and RAM Development LLC relinquished its contractual right to a 25% working interest in various proved producing properties, proved undeveloped properties and various exploration prospects. As a result of the relinquishment, the Company has agreed to carry RAM Development LLC on certain wells to be determined at the sole discretion of the Board of Directors of RAAM and will be determined on a well by well basis. In addition, specific projects are identified in the agreement as to a carried interest for RAM Development LLC. During 2010, the Board agreed to provide a 25% carried interest to RAM Development LLC for the Flipper, Redfish, Saturn, Barracuda and Briscoe Bayou projects. Since the drilling of Redfish and Saturn has been delayed, in large part due to the repercussions of the Macondo oil spill, the Board agreed to replace those wells with four prospects to be drilled onshore and include Jacques, Sebastian, Perry and Pilgrim Church. As of December 31, 2011, the Company had payables due to RAM Development of $3.8 million.

Concordia Resources LLC, majority owned by Jonathan B. Rudney, is a 50% owner in Attune Australia (discussed below). Prior to 2011, Concordia Resources LLC was a consultant to Century Exploration Resources, Inc. and received $7,000 per month for its services. As a special inducement for performing these services, Concordia Resources LLC was granted an irrevocable overriding royalty interest in perpetuity in each resource play equal to 3% of 8/8ths, proportionately reduced to the working interest held by Century Resources. During 2011, the rate was reduced to 2% of 8/8ths, proportionately reduced to the working interest held by Century Resources and the remaining 1% of 8/8ths, proportionately reduced to the working interest held by Century Resources was awarded to Howard Settle. During March 2008, Century Resources sold Arkansas acreage to a third-party entity, and Century Resources paid Concordia Resources LLC a $6.0 million brokerage fee for its role in facilitating and closing that transaction. RAAM does not maintain the company books of Concordia Resources, LLC

The Company purchased a 50% interest in Attune Australia LLC during November 2007 for $7.2 million from RAAM Exploration LLC (discussed above). Concordia Resources Inc. (discussed above) owns the remaining 50% of Attune Australia LLC. Attune Australia LLC’s operations consist of its ownership of an overriding royalty interest in an Australian oil field that began producing oil in November 2007. Due to the Company’s ability to exercise significant influence on this entity, the Company has accounted for the investment in Australia using the equity method. The Company recognized OTTI charges on its Attune Australia investment during 2010 and 2011 and the carrying amount of this investment is zero as of December 31, 2011.

During September 2007, the Crestar Energy LLC joint venture was formed. The Company owned 55% of Crestar Energy LLC and two third-party, unrelated entities owned the remaining 45%. Crestar Energy LLC was engaged primarily in the exploration and development of shale plays in the state of Arkansas. Due to the

Company’s ability to exercise significant influence over Crestar Energy LLC through significant representation on the Board of Directors and Company employees’ status as the key decision makers with regards to Crestar Energy LLC’s operational activities, Crestar Energy LLC’s financial results were consolidated within the Company’s consolidated financial statements in 2008. During 2009, Crestar Energy LLC was dissolved and the investment in this entity was thereby terminated.

TechXplore Participation I Ltd. (formerly TechXplore) was formed by key employees of Century Exploration Houston, Inc., a wholly-owned subsidiary of RAAM Global Energy Company. One of our executive officers, Wayne Adams, participates in TechXplore Participation I Ltd. TechXplore Participation I Ltd. has the right to participate up to 25% in a working interest in certain prospects developed by Century Exploration Houston, Inc.’s geological team and as included in the Area of Mutual Interest (AMI) as defined by the participation and exploration agreement. Century Exploration Houston, Inc. has the exclusive right to acquire by farm-in the working interest not taken by TechXplore Participation I Ltd. In addition, TechXplore Participation I Ltd. is entitled to receive an after payout overriding royalty interest for each prospect included in the AMI equal to 1.5% if the assigned net revenue interest is 75% for Century Exploration Houston, Inc.; otherwise it is pro rata to the actual net revenue interest. This agreement terminated on December 31, 2010. RAAM does not maintain the company books of TechXplore Participation I Ltd. (formerly TechXplore, LP).

Effective January 1, 2011, Lakeside Energy Partners, Ltd. entered into a Participation and Exploration Agreement with RAAM Global Energy Company which replaced the agreement with TechXplore Participation I Ltd. which terminated on December 31, 2010. Lakeside Energy Partners, Ltd. was formed by key employees of Century Exploration Houston, Inc., a wholly-owned subsidiary of RAAM Global Energy Company. One of our executive officers, Wayne Adams, participates in Lakeside Energy Partners, Ltd. Lakeside Energy Partners, Ltd. has the right to participate up to 25% in a working interest in certain prospects developed by Century Exploration Houston, Inc.’s geological team and as included in the Area of Mutual Interest (AMI) as defined by the participation and exploration agreement. Century Exploration Houston, Inc. has the exclusive right to acquire by farm-in the working interest not taken by Lakeside Energy Partners, Ltd. In addition, Lakeside Energy Partners, Ltd. is entitled to receive an after payout overriding royalty interest for each prospect included in the AMI equal to 1.5% if the assigned net revenue interest is 75% for Century Exploration Houston, Inc.; otherwise it is pro rata to the actual net revenue interest.

Charter II Inc. was incorporated during 2006 and certain employees of RAAM Global, Century New Orleans and Century Houston were the shareholders of Charter II Inc. prior to April 1, 2009. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft, Elizabeth Barr, Sheila Beck, David Seay and Jon Richards, participated in Charter II Inc. Charter II Inc. was a working interest partner in certain oil and gas properties operated by Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. The Company financed Charter II Inc. and all revenues from producing properties were paid to the Company in order to reduce Charter II Inc.’s joint interest billings owed to the Company. During 2009, the Company purchased 100% of the stock in Charter II Inc. for approximately $7 million. Charter II Inc. has been consolidated with the Company for the year ended December 31, 2009.

Charter III, Inc. was incorporated during 2008 and certain employees of RAAM Global, Century New Orleans and Century Houston were the shareholders of Charter III ,Inc. prior to April 1, 2009. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft, Elizabeth Barr, and, Ron Harvey, participated in Charter III, Inc. Charter III, Inc. was a working interest partner in certain oil and gas properties operated by Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. The Company financed Charter III, Inc. and all revenues from producing properties were paid to the Company in order to reduce Charter III, Inc.’s joint interest billings owed to the Company. During 2011, the Company purchased 100% of the stock in Charter III, Inc. for $21 million. Charter III, Inc. has been consolidated with the Company for the year ended December 31, 2010.

Charter IV Inc. was incorporated during 2008 and Charter V Inc. was incorporated during 2010. Certain employees of RAAM Global Energy Company, Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. are the shareholders of these corporations. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft, Elizabeth Barr, Ron Harvey, participate in Charter IV Inc. and Charter V Inc. (“the Charters”). The Charters are working interest partners in certain oil and gas properties operated by Century Exploration New Orleans, Inc. and Century Exploration Houston, Inc. Officers in each entity include Jeff Craycraft, President, Leon Smith, Vice President and Elizabeth Barr, Secretary/Treasurer. None of the Charters

have employees and employees of the Company provide the accounting services for each entity. The Company finances Charter IV Inc. and Charter V Inc. and all revenues from producing properties are paid to the Company in order to reduce Charter IV Inc.’s, and Charter V Inc.’s respective joint interest billings owed to the Company. Charter V Inc. owns various producing properties and is currently paying down its respective joint interest accounts. The Company intends to purchase the stock of Charter V Inc. at fair market value at some future point in time. The Company has determined that the Charters are variable interest entities (“VIEs”) and the Company is the primary beneficiary of these VIEs; therefore, in accordance with FASB guidance on accounting for VIEs, the Charters are consolidated in the Company’s annual financial statements.

Champion Exploration LLC was formed during 2008 and was 50% owned by the Company as of December 31, 2008. Champion Exploration LLC is a working interest partner in certain oil and gas properties operated by Century Exploration New Orleans, Inc., and Century Exploration Houston, Inc. On June 30, 2009, the Company withdrew from the Champion Exploration LLC partnership and no longer has an interest in the entity. The Company’s ownership at the time of withdrawal was 51%. As of September 1, 2009, two other partners of Champion Exploration LLC withdrew and exchanged their assets in Champion Exploration LLC with shares of stock in the Company. These partners are ARCAL Exploration, LLC and Rock Oil & Gas, Inc. Champion Exploration LLC no longer falls under the related party definition. The remaining sole member, BGI Champion LLC, performs the accounting function for this entity.

Concorde Energy Inc. was formed during 2009 and was originally owned 60% by Century Exploration International Inc., 20% by Century Exploration Resources, Inc. and 20% by Lawco Energy, Inc., which is owned by a minority shareholder of RAAM Global Energy Company. Concorde Energy Inc. was formed to obtain acreage and explore for prospects in certain European countries. During May 2010, Concorde Energy Inc. executed a private placement and raised approximately $6,000,000 from certain existing shareholders of its three owners. During 2010, the Board voted to allocate its exploration budget to domestic prospects. The Board deemed the Concorde Energy Inc. investment as inappropriate and Concorde Energy Inc. reimbursed Century Exploration Resources, Inc. the amount of its initial contribution ($150,000), thus Century Exploration Resources, Inc. no longer has an investment in Concorde Energy Inc. After the private placement, Howard A. Settle and Jonathan B. Rudney owned 72.86% of Concorde Energy Inc.’s stock.

Source Energies, LLC (“Source”) was established by the initial employees of Century Exploration Resources, Inc. (“Resources”) to be used as a tool for attracting and hiring future employees of Resources and to be used as a retention tool for the initial employees of Resources. Source is solely managed by the initial employees of Resources and in their sole discretion will grant shares or membership interests to subsequent employees. One of our executive officers, Jim Honert, is a member of Source. During 2011, 1,675 shares of RAAM common stock were awarded to Source for a total value of approximately $4.2 million as a consulting expense for providing the initial employees to Resources. RAAM does not maintain the company books of Source.

The Company awarded overriding royalty interests to certain of the Company’s officers and directors, including Howard Settle, Jeffrey Craycraft, Elizabeth Barr, Michael Willis, and Ron Harvey, under the APORRI Program. Overriding royalty interests are designated by the Company’s employee incentive committee on a well-by-well basis, with preference being given to members of senior management and key technical personnel.

Policies and Procedures

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our President is primarily responsible for the development and implementation of procedures and controls, as set forth in our Related Persons Transaction Policy, to obtain information from the directors and executive officers with respect to related person transactions and for subsequently determining, based on the facts and circumstances disclosed to them, whether we or a related person has a direct or indirect material interest in the transaction. As required under the SEC’s rules, transactions that are determined to be directly or indirectly material to us or a related person will be filed with the SEC when required, and disclosed in our annual reports.

Our Code of Business Conduct and Financial Code of Ethics discourages all conflicts of interest and provides guidance with respect to conflicts of interest. Under the Code of Business Conduct and Financial Code of Ethics, conflicts of interest occur when private or family interests interfere in any way with the interests of our company.

Our restrictions on conflicts of interest under the Code of Business Conduct and Financial Code of Ethics include related person transactions.

We have multiple processes for reporting conflicts of interests, including related person transactions. Under the Code of Business Conduct and Financial Code of Ethics, all employees are required to report any actual or apparent conflict of interest, or potential conflict of interest, to their supervisors and all related person transactions involving our regional or market executives must be communicated in writing as part of their quarterly representation letter. This information is then reviewed by our Audit Committee, our Board of Directors or our independent registered public accounting firm, as deemed necessary, and discussed with management. As part of this review, the following factors are generally considered:

—	the nature of the related person’s interest in the transaction;

—	the material terms of the transaction, including, without limitation, the amount and type of transaction;

—	the importance of the transaction to the related person;

—	the importance of the transaction to us;

—	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of our company;

—	any other matters deemed appropriate with respect to the particular transaction.

Ultimately, all such transactions must be approved or ratified by our Board of Directors in accordance with our Related Persons Transactions Policy. Any member of our Board of Directors who is a related person with respect to a transaction is recused from the review of the transaction.

In addition, we annually distribute a questionnaire to our executive officers and members of our Board of Directors requesting certain information regarding, among other things, their immediate family members, employment and beneficial ownership interests. This information is then reviewed for any conflicts of interest under the Code of Business Conduct and Financial Code of Ethics. At the completion of the annual audit, our Audit Committee and the independent registered public accounting firm review with management, insider and related person transactions and potential conflicts of interest. In addition, our internal audit function has processes in place to identify related person transactions and potential conflicts of interest and report them to senior management and the Audit Committee.

Our Code of Business Conduct and Financial Code of Ethics are posted on our corporate website. You may request a copy of our Code of Business Conduct and Financial Code of Ethics from our Compliance Officer at 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511 or by calling (859) 253-1300.

Item 14. Principal Accounting Fees and Services

During the 2011 fiscal year, Ernst & Young LLP served as the Company’s Independent Auditors and also provided certain tax services. The aggregate fees billed to the Company by Ernst & Young LLP for services performed during the fiscal years ended December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Audit Fees	$248	$253

Audit Related Fees	$-	$-

Tax Fees(1)	$258	$135

All Other Fees(2)	$2	$2

(1) During 2011, Ernst & Young LLP tax services department assisted the Company with a Legal Entity Restructuring Project whereby the three Century Exploration subsidiaries converted from Corporations to LLCs.

(2) All Other Fees is made up of a subscription to an accounting research tool that the Company purchases from Ernst & Young LLP each year.

The Company established its Audit Committee in February 2011. The Audit Committee will approve all future services provided to the Company by Ernst & Young LLP. The Audit Committee will have a clear understanding with management and the independent auditors that the independent auditors are ultimately accountable to the Audit Committee, as representatives of the Company’s shareholders. The Audit Committee has the ultimate authority and responsibility to select, compensate, evaluate and, where appropriate, terminate and replace the independent auditors, and the independent auditors shall be ultimately accountable to the Audit Committee. Annually, the Audit Committee will review and recommend to the Board the selection of the Company’s independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

Financial statements included as part of this annual report are set forth in Part II, Item 8.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, State of Kentucky, on March 27, 2012.

RAAM Global Energy Company

By:	/s/ Howard A. Settle
Howard A. Settle
President and Chief Executive Officer

This Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2012.

Signature	Title	Date

/s/ Howard A. Settle	President, Chief Executive Officer and Chairman	March 27, 2012
Howard A. Settle	(Principal Executive Officer)

/s/ Jeff T. Craycraft	Treasurer, Vice President and Chief Financial Officer	March 27, 2012
Jeff T. Craycraft	(Principal Financial and Accounting Officer)

/s/ Michael J. Willis	Director, Chief Operating Officer	March 27, 2012
Michael J. Willis

/s/ Jonathan B. Rudney	Director	March 27, 2012
Jonathan B. Rudney

/s/ Thomas M. Lewry	Director	March 27, 2012
Thomas M. Lewry

/s/ Robert E. Fox	Director	March 27, 2012
Robert E. Fox

GLOSSARY OF OIL AND NATURAL GAS TERMS

We have included below the definitions for certain oil and natural gas terms used in this Annual Report:

“3-D seismic” Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two dimensional, seismic.

“Analogous reservoir” Analogous reservoir, as used in resources assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, an analogous reservoir refers to a reservoir that shares the following characteristics with the reservoir of interest: same geological formation (but not necessarily in pressure communication with the reservoir of interest), same environment of deposition, similar geological structure, and same drive mechanism.

“Basin” A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

“Bbl” One stock tank barrel or 42 United States gallons liquid volume of oil or other liquid hydrocarbons.

“Bcf” One billion cubic feet of natural gas.

“Boe” One barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil.

“Boepd” BOE per day.

“Bopd” Barrels of oil per day.

“Btu” A British thermal unit is a measurement of the heat generating capacity of natural gas. One Btu is the heat required to raise the temperature of a one–pound mass of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

“Completion” The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“Condensate” A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

“Developed acreage” The number of acres that are allocated or assignable to productive wells or wells capable of production.

“Developed oil and gas reserves” Reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or for which the cost of required equipment is relatively minor when compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“Development costs” Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. More specifically, development costs, including applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

—

        gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, natural gas lines, and power lines, to the extent necessary in developing the proved reserves;

—

        drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;

—

        acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and

—	provide improved recovery systems.

“Development well” A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

“Dry hole or well” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

“Exploratory well” A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well.

“Farm-in” An agreement between a participant who brings a property into the venture and another participant who agrees to spend an agreed amount to explore and develop the property and has no right of reimbursement but may gain a vested interest in the venture. A “farm-in” describes the position of the participant who agrees to spend the agreed-upon sum of money to gain a vested interest in the venture.

“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

“Formation” A layer of rock which has distinct characteristics that differ from nearby rock.

“Gross acres or gross wells” The total acres or wells, as the case may be, in which a working interest is owned.

“Henry Hub” The pricing point for natural gas futures contracts traded on the NYMEX.

“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

“Lease operating expenses” The expenses, usually recurring, which pay for operating the wells and equipment on a producing lease.

“MBbl” One thousand barrels of oil or other liquid hydrocarbons.

“MBoe” One thousand barrels of oil equivalent.

“Mcf” One thousand cubic feet of natural gas.

“Mcfpd” One thousand cubic feet of natural gas per day.

“MMBbl” One million barrels of oil or other liquid hydrocarbons.

“MMBoe” One million barrels of oil equivalent.

“MMBtu” One million British thermal units.

“MMcf” One million cubic feet of natural gas.

“MMcfpd” One million cubic feet of natural gas per day.

“Natural gas liquids” The hydrocarbon liquids contained within natural gas.

“Net acres or net wells” The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

“NYMEX” The New York Mercantile Exchange.

“Oil” Crude oil and condensate.

“Pay” The vertical thickness of an oil and natural gas producing zone. Pay can be measured as either gross pay, including non-productive zones or net pay, including only zones that appear to be productive based upon logs and test data.

“PDNP” Proved developed non-producing.

“PDP” Proved developed producing.

“Plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“Producing well” A well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

“Production costs” Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and natural gas produced. Examples of production costs (sometimes called lifting costs) are:

—	costs of labor to operate the wells and related equipment and facilities;

—	repairs and maintenance;

—	materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities;

—	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and

—	severance taxes.

“Productive well” An exploratory, development or extension well that is not a dry well.

“Proved reserves” Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, LKH, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

“PUD” Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

“Reasonable certainty” If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

“Recompletion” The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

“Reserve life” A measure of the productive life of an oil and natural gas property or a group of properties, expressed in years.

“Reserves” Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible as of a given date by application of development prospects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

“Sand” A geological term for a formation beneath the surface of the earth from which hydrocarbons are produced. Its make-up is sufficiently homogenous to differentiate it from other formations.

“Shallow water” Water at a depth of less than 500 feet.

“Spacing” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

“Successful well” A well capable of producing oil and/or natural gas in commercial quantities.

“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“Wellbore” The hole drilled by the bit that is equipped for oil or gas production on a completed well. Also called well or borehole.

“Working interest” The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

“Workover” Operations on a producing well to restore or increase production.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (Incorporated by reference to Exhibit 3.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (Incorporated by reference to Exhibit 3.2 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).
4.1

Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.2

First Supplemental Indenture, dated as of July 15, 2011, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on July 19, 2011 (File No. 333-172897)).

4.3

Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.4

Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.1

Third Amended and Restated Credit Agreement, dated September 4, 2009, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.2

First Amendment to Third Amended and Restated Credit Agreement, dated March 1, 2010, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders party to the Third Amended and Restated Credit Agreement, dated September 4, 2009 (incorporated by reference from Exhibit 10.2 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.3

Second Amendment to Third Amended and Restated Credit Agreement, dated September 24, 2010, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders party to the Third Amended and Restated Credit Agreement, dated September 4, 2009 (incorporated by reference from Exhibit 10.3 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.4

Third Amendment to Third Amended and Restated Credit Agreement, dated March 4, 2011, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders party to the Third Amended and Restated Credit Agreement, dated September 4, 2009 (incorporated by reference from Exhibit 10.4 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.5

Fourth Amendment to Third Amended and Restated Credit Agreement, dated July 14, 2011, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders party to the Third Amended and Restated Credit Agreement, dated September 4, 2009 (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on October 6, 2011 (Reg. No. 333-172897)).

10.6*

Fourth Amended and Restated Credit Agreement, dated November 29, 2011, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders named therein

10.7

Premium Finance Agreement, dated May 1, 2010, between RAAM Global Energy Company and Century Exploration Resources, Inc., as borrowers, and USI Southwest-Houston, as lender (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.8

Promissory Note, dated August 8, 2005, between RAAM Global Energy Company and GE Commercial Finance Business Property Corporation (Incorporated by reference to Exhibit 10.6 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.9†

Employment Agreement, dated January 1, 2011, between RAAM Global Energy Company and Howard A. Settle (Incorporated by reference to Exhibit 10.7 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.10†

Employment Agreement, dated January 1, 2011, between Century Exploration Resources, Inc. and Jonathan B. Rudney (Incorporated by reference to Exhibit 10.8 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.11†

Employment Agreement, dated January 1, 2011, between Century Exploration Houston, Inc. and Wayne L. Adams (Incorporated by reference to Exhibit 10.9 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.12†

Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.10 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on August 29, 2011 (Reg. No. 333-172897)).

10.13

Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.11 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.14

December 2004 Agreement, dated December 1, 2004, between RAAM Global Energy and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.12 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.15

Termination of the December 2004 Agreement, dated June 3, 2009, between RAAM Global Energy and Ram Development LLC and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.13 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.16

September 2003 Agreement, dated September 22, 2003, between Century Exploration Company and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.14 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.17

Participation and Exploration Agreement, dated August 3, 2009, between RAAM Global Energy Company, Century Exploration Houston, Inc. and TechXplore, L.P (Incorporated by reference to Exhibit 10.15 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.18	After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century

Exploration New Orleans, Inc., dated December 1, 2004 (Incorporated by reference to Exhibit 10.16 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.19†*	Employment Agreement, dated April 19, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand.
10.20†*	Employee Bonus Agreement, dated September 30, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand.
21.1*	Subsidiaries of RAAM Global Energy Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of H.J. Gruy and Associates, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1*	Summary Report of Netherland, Sewell & Associates, Inc.
99.2*	Summary Report of H.J. Gruy and Associates, Inc.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

†	Management contract or compensatory plan or arrangement.