Form 10-Q
period 2012-03-31
RAAM Global Energy Co
filed 2012-05-11
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 9, 2012, there were 62,500 shares of common stock, no par value, outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements that relate to, among other things, our:

•	Forward-looking oil and natural gas reserve estimates;

•	future financial and operating performance and results;

•	business and financial strategy and budgets;

•	market prices;

•	drilling of wells and the anticipated results thereof;

•	timing and amount of future production of oil and natural gas;

•	competition and government regulations;

•	prospect development;

•	property acquisitions and sales; and

•	plans, forecasts, objectives, expectations and intentions.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, “Item 1A. Risk Factors” and elsewhere in this report, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and the risk factors described in registration statements filed with the SEC.

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

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$18,915	$51,743
Accounts receivable, net of $1,005 provision for bad debts in 2012 and 2011	4,667	5,642
Revenues receivable	28,112	31,532
Income taxes receivable	2,474	2,118
Deferred tax asset	2,094	—
Commodity derivatives—current portion	7,112	12,674
Prepaid assets	3,289	4,945
Other current assets	3,665	3,919

Total current assets	70,328	112,573

Oil and gas properties (full-cost method):
Properties being amortized	1,267,640	1,203,272
Properties not subject to amortization	109,774	111,621
Less accumulated depreciation, depletion, and amortization	(738,677)	(720,062)

Net oil and gas properties	638,737	594,831

Other assets:
Other capitalized assets, net	7,092	7,183
Commodity derivatives	3,417	3,191
Other	5,187	5,698

Total other assets	15,696	16,072

Total assets	$724,761	$723,476

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	$000,000,0	$000,000,0
	March 31, 2012	December 31, 2011
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,181	$52,969
Revenues payable	24,820	29,319
Interest payable—senior secured notes	—	6,250
Current taxes payable	390	399
Advances from joint interest partners	227	1,019
Commodity derivatives—current portion	11,146	—
Asset retirement obligations—current portion	1,782	1,778
Long-term debt—current portion	130	1,929
Deferred income taxes—current portion	—	3,109

Total current liabilities	80,676	96,772

Other liabilities:
Commodity derivatives	8,396	4,244
Asset retirement obligations	25,638	25,010
Long-term debt	2,699	2,733
Senior secured notes	199,969	199,972
Deferred income taxes	114,039	105,095
Other long-term liabilities	499	467

Total other liabilities	351,240	337,521

Total liabilities	431,916	434,293

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, no par value, 380,000 shares authorized, 62,500 outstanding in 2012 and 2011, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Noncontrolling interest	117	—
Retained earnings	227,114	224,513
Accumulated other comprehensive income, net of taxes	8,872	7,928

Total shareholders’ equity and noncontrolling interest	292,845	289,183

Total liabilities and shareholders’ equity	$724,761	$723,476

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
Revenues:
Gas sales	$23,023	$24,315
Oil sales	24,081	21,158

Total revenues	47,104	45,473

Costs and expenses:
Production and delivery costs	8,394	7,462
Workover costs	961	432
Depreciation, depletion and amortization expenses	18,965	17,139
General and administrative expenses	5,622	4,379
Derivative expense (income)	141	(247)

Total operating expense	34,083	29,165

Income from operations	13,021	16,308

Other income (expenses):
Interest expense, net	(6,107)	(3,399)
Other, net	192	194

Total other income (expenses)	(5,915)	(3,205)

Income before taxes	7,106	13,103

Income tax provision	2,825	2,655

Net income including noncontrolling interest	$4,281	$10,448

Net income attributable to noncontrolling interest (net of tax)	117	454

Net income attributable to RAAM Global	$4,164	$9,994

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
Net income attributable to RAAM Global	$4,164	$9,994
Changes in fair value of hedges, net of taxes of $(563) and $4,458 in 2012 and 2011, respectively	944	(7,056)

Comprehensive income	$5,108	$2,938

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
Operating activities
Net income including noncontrolling interest	$4,281	$10,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expenses	19,421	17,574
Deferred income taxes	3,741	(1,770)
Changes in assets and liabilities:
Accounts and revenues receivable	4,394	1,157
Income tax receivables	(356)	—
Prepaids and other current assets	1,909	40
Change in derivatives, net	21,578	4,211
Accounts payable and accrued liabilities	(10,847)	(4,359)
Revenues payable	(4,499)	1,940
Interest payable on Senior Notes	(6,250)	(5,048)
Current taxes payable	(8)	(67)
Other long-term liabilities	31	—

Net cash provided by operating activities	33,395	24,126

Investing activities
Change in advances from joint interest partners	(792)	2,443
Additions to oil and gas properties and equipment	(62,034)	(25,117)
Proceeds from net sales of oil and gas properties	—	13,384

Net cash used in investing activities	(62,826)	(9,290)

Financing activities
Payments on long-term borrowings	(1,832)	(1,031)
Payment of dividends	(1,563)	(1,500)
Other	(2)	48

Net cash used in financing activities	(3,397)	(2,483)

(Decrease) increase in cash and cash equivalents	(32,828)	12,353
Cash and cash equivalents, beginning of period	51,743	81,032

Cash and cash equivalents, end of period	$18,915	$93,385

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

RAAM Global Energy Company (“RAAM Global” or the “Company”) is a privately held company engaged primarily in the exploration and development of oil and gas properties and in the resulting production and sale of natural gas, condensate and crude oil. The Company’s production facilities are located in the Gulf of Mexico, offshore Louisiana and onshore Mississippi, Louisiana, Texas, and Oklahoma.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, and variable interest entities where RAAM Global is the primary beneficiary (accounted for as noncontrolling interest). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim Condensed Consolidated Financial Statements are unaudited; however, in the opinion of the Company’s management, all adjustments necessary for a fair statement of the Company’s interim financial results have been included. These adjustments were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year.

The Condensed Consolidated Balance Sheet as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report. Therefore, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.1 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The Company capitalized interest of $0.6 million and $1.8 million during the three months ended March 31, 2012 and 2011, respectively, related to significant properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $109.8 million and $111.6 million at March 31, 2012 and December 31, 2011, respectively. The Company believes that the unevaluated properties at March 31, 2012 will be substantially evaluated during 2012, 2013 and 2014, and the costs will begin to be amortized at that time.

Capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects.

At March 31, 2012, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $94.23 per barrel of oil and $3.54 per MMBtu of natural gas. At December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil and $4.12 per MMBtu of natural gas.

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

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance sheet caption Commodity Derivatives is being used in the accompanying condensed consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative swap instruments entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying condensed consolidated balance sheet as a component of other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense (income). The Company did not designate all new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense (income). Actual monthly settlements is recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2012 and 2011, the amounts of other comprehensive income related to hedge transactions that settled and were recorded in the accompanying condensed consolidated statements of operations were income of $5.1 million and $5.8 million, respectively, net of tax effects. The Company anticipates the amount of other comprehensive loss related to hedge transactions that will settle during the next twelve months will be $2.6 million, net of tax effects.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in Oil and gas properties being amortized at March 31, 2012 and December 31, 2011 was $6.5 million and $6.4 million, net of depreciation of $15.4 million and $15.1 million, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense in Depreciation, depletion and amortization expenses on the accompanying condensed consolidated statement of operations.

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2012	$26,788
Accretion expense	191
Additions	441
Settlement of ARO	—
Changes in ARO estimate	—

Balance of ARO as of March 31, 2012	$27,420

Operating Segments

The Company operates in one business segment – the exploration, development and sale of oil and gas.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-04, amending Topic 820 – Fair Value Measurement, which the Company adopted on January 1, 2012. ASU Number 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU Number 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU Number 2011-05, amending Topic 220 – Comprehensive Income, which the Company adopted on January 1, 2012. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company changed our existing presentation, but did not impact the components of other comprehensive income and accordingly did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2012 and December 31, 2011, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

	$xxxxx.xx	$xxxxx.xx
	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	March 31, 2012	December 31, 2011
In thousands
Assets:
Fair value of commodity derivatives—current assets	$7,112	$12,674
Fair value of commodity derivatives—long-term assets	3,417	3,191

Total Assets	$10,529	$15,865

Liabilities:
Fair value of commodity derivatives—current liabilities	$(11,146)	$—
Fair value of commodity derivatives—long-term liabilities	(8,396)	(4,244)

Total Liabilities	$(19,542)	$(4,244)

2015 Senior Secured Notes

During September 2010 and July 2011, the Company issued Senior Secured Notes. At March 31, 2012, the fair value of the Notes was estimated to be $208.8 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of March 31, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of March 31, 2012.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at March 31, 2012 and December 31, 2011 were $32.8 million and $37.2 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $24.0 million and $27.0 million were due from five companies at March 31, 2012 and December 31, 2011, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at March 31, 2012 and December 31, 2011 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of March 31, 2012 and December 31, 2011. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since the swap transactions were designated as hedges, the Company records the changes in fair value of these transactions as Accumulated Other Comprehensive Income in the accompanying condensed consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative expense (income) in the accompanying condensed consolidated statements of operations. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s hedging activities.

For the three months ended March 31, 2012 and 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $5.1 million and $5.8 million, respectively. The increase in oil and gas revenues related to hedging transactions for the three months ended March 31, 2012 includes the monetization of gas hedges in February 2012 resulting in additional revenues of $1.3 million for forecasted transactions that would have settled during the quarter. The remaining $22 million of monetized hedges were recorded in accumulated other comprehensive income, net of tax effects and will be recognized in revenues in the period when the contract would have settled if the hedges had not been monetized. Hedge ineffectiveness for the derivative swap instruments was $1.9 million for the three months ended March 31, 2012. The options had an unrealized change in fair value during the quarter ended March 31, 2012 of $(2.0) million. Hedge ineffectiveness was $0.2 million for the three months ended March 31, 2011.

As of March 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2012, 2013, 2014 and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
April 2012—December 2012	Swap	61,111	$3.05
April 2012—December 2012	Swap	61,111	$3.05
April 2012—December 2012	Swap	376,556	$3.00
April 2012—December 2012	Swap	152,778	$3.67
April 2012—December 2012	Swap	220,444	$3.00
April 2012—December 2012	Swap	309,233	$2.94
January 2013—September 2013	Swap	90,556	$3.70
January 2013—December 2013	Swap	152,083	$3.67
January 2013—December 2013	Swap	152,083	$3.81
January 2013—December 2013	Swap	150,542	$3.81
January 2013—December 2013	Swap	122,325	$3.79
January 2014—June 2014	Swap	150,833	$4.09
January 2014—December 2014	Swap	152,083	$3.67
January 2014—December 2014	Swap	158,833	$4.15
January 2014—December 2014	Swap	79,850	$4.00
July 2014—December 2014	Swap	30,667	$4.00
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35

As of March 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2012, 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
April 2012—September 2012	Swap	24,400	$82.25
April 2012—December 2012	Call	3,667	$110.00
April 2012—December 2012	Swap	17,478	$100.02
April 2012—December 2012	Swap	17,433	$100.30
April 2012—December 2012	Put	59,583	$75.00
April 2012—June 2012	Swap	6,000	$88.52
April 2012—June 2012	Swap	6,000	$87.05
April 2012—June 2012	Swap	5,000	$87.50
July 2012—September 2012	Swap	12,000	$88.76
July 2012—September 2012	Swap	5,000	$87.80
October 2012—December 2012	Swap	39,867	$84.00
January 2013—June 2013	Swap	21,117	$84.70
January 2013—December 2013	Call	13,292	$125.00
January 2013—December 2013	Swap	8,833	$95.72
January 2013—December 2013	Put	21,292	$70.00
July 2013—December 2013	Swap	15,333	$85.50
January 2014—June 2014	Swap	24,133	$85.40
July 2014—September 2014	Swap	21,467	$85.90

Additional information regarding the fair value of the Company’s derivatives can be referenced in Note 3, Fair Value Measurements.

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

As of March 31, 2012, a total of $200.0 million notional amount of the Notes were outstanding. The carrying amount of the Notes was $200.0 million as of March 31, 2012. At March 31, 2012, the fair value of the Notes was estimated to be $208.8 million, based on the prices the Notes have recently been quoted at in the market.

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

Amended Revolving Credit Facility

On November 29, 2011, the Company’s revolving credit facility was amended (the “Amended Revolving Credit Facility”). The borrowing base remains $62.5 million which was undrawn at March 31, 2012. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at March 31, 2012.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) with a balance of $2.8 million at March 31, 2012 related to the construction of the Houston office building. The GECF note requires monthly installments of principal and interest in the amount of $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2011, the Company entered into an agreement to finance the premiums for its annual insurance policies with Imperial Credit Corporation. The finance agreement required monthly installments of principal and interest in the amount of $0.9 million until February 1, 2012. This obligation was extinguished in February 2012. There were no covenant requirements under this agreement.

7. Income Taxes

The Income tax provision for the three months ended March 31, 2012 was $2.8 million or an effective tax rate of 39.8%, compared to $2.7 million or an effective tax rate of 20.3% for the three months ended March 31, 2011. The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage of depletion in excess of basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2011.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $0.9 million and $1.3 at March 31, 2012 and December 31, 2011, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $5.8 million and $6.8 million at March 31, 2012 and December 31, 2011, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

10. Commitments and Contingencies

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that any of these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

11. Subsidiary Guarantors of Parent Company Debt

During 2010 and 2011, RAAM Global issued the Notes, described in Note 6, Debt. Each of RAAM Global’s wholly owned subsidiaries are guarantors of the Notes. The parent company has no independent assets or operations, as defined in SEC regulation S-X, the guarantees are joint and several, and are subject to certain customary automatic subsidiary release provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Part II, Item 1A of this report, along with “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent Developments

Our first well in California was successfully drilled and completed. It was brought online in mid-April. Initial flow rates, as of May 4, 2012, were approximately 400 barrels of oil per day net, with no water production.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA (as defined below). The following table contains financial and operational data for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
Average daily production:
Oil (Bbl per day)	2,804	2,520
Natural gas (Mcf per day)	51,658	42,995
Oil equivalents (Boe per day)	11,414	9,686

Average prices: (1)
Oil ($/Bbl)	$94.37	$93.27
Natural gas ($/Mcf)	$4.90	$6.28
Oil equivalents ($/Boe)	$45.35	$52.16

Production expense ($/Boe)	$8.08	$8.56
General and administrative expense ($/Boe)	$5.41	$5.02
Net income (in thousands)	$4,164	$9,994
EBITDA (2) (in thousands)	$32,076	$33,224

(1)

Average prices presented give effect to our hedging activities and the monetization of gas hedges during February 2012. Please see “Note 5, Commodity Derivative Instruments and Hedging Activities” for a discussion of our hedging activities.

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA for the periods ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
In thousands
Net income	$4,164	$9,994
Interest expense	6,122	3,436
Depreciation, depletion and amortization	18,965	17,139
Income taxes	2,825	2,655

EBITDA	$32,076	$33,224

Results of Operations

The following table sets forth the unaudited results of operations for the three months ended March 31, 2012 and 2011 in thousands.

	Three Months Ended March 31
	2012	2011
Revenues:
Gas sales	$23,023	$24,315
Oil sales	24,081	21,158

Total revenues	47,104	45,473
Costs and expenses:
Production and delivery costs	8,394	7,462
Workover costs	961	432
Depreciation, depletion and amortization expenses	18,965	17,139
General and administrative expenses	5,622	4,379
Derivative expense (income)	141	(247)

Total operating expense	34,083	29,165

Income from operations	13,021	16,308
Other income (expenses):
Interest expense, net	(6,107)	(3,399)
Other, net	192	194

Total other income (expenses)	(5,915)	(3,205)

Income before taxes	7,106	13,103
Income tax provision	2,825	2,655

Net income including noncontrolling interest	$4,281	$10,448

Net income attributable to noncontrolling interest (net of tax)	117	454

Net income attributable to RAAM Global	$4,164	$9,994

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended March 31, 2012 increased to 1.1 MMBoe from 0.9 MMBoe for the three months ended March 31, 2011. During the three months ended March 31, 2012, production from new discoveries in the Yegua area onshore Texas and in the shallow waters of Louisiana were partially offset by normal production declines in the more mature fields of West Cameron in the federal waters.

Total revenues. Total revenues for the three months ended March 31, 2012 increased to $47.1 million from $45.5 million for the three months ended March 31, 2011. The increase in revenue was mainly attributable to the monetization of gas hedges resulting in additional revenues of $1.3 million for forecasted transactions that would have settled during the quarter. Gross revenues net of the $1.3 million in hedges resulted in flat revenues due to increased gas and oil production coupled with lower gas prices and approximately the same oil prices. The average sales price for the three months ended March 31, 2012 was $45.35 per Boe as compared to $52.16 per Boe for the three months ended March 31, 2011.

Operating costs and expenses

Production and delivery costs. Production and delivery costs were $8.4 million, or $8.08 per Boe, for the three months ended March 31, 2012, and $7.5 million, or $8.56 per Boe, for the comparable period in 2011. The increase in production and delivery costs was primarily attributable to higher costs for boat transportation, contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts during the 2012 period than those incurred during the 2011 period.

Workover costs. Our workover costs for the three months ended March 31, 2012 were $1.0 million, or $0.93 per Boe, and $0.4 million in the comparable period of 2011, or $0.50 per Boe. The increase in workover costs from the comparable period in 2011 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the three months ended March 31, 2012 increased to $19.0 million from $17.1 million for the three months ended March 31, 2011. The increase in depreciation, depletion and amortization was primarily due to slightly higher future gross revenues on reserves and a larger net oil and gas property cost base at March 31, 2012.

General and administrative expenses. General and administrative expense increased to $5.6 million during the three months ended March 31, 2012, from $4.4 million in the comparable period in 2011. The increase in general and administrative expense was primarily due to higher travel and consultant costs for projects in California, Oklahoma and Texas.

Interest expense, net. Net interest expense increased to $6.1 million for the three months ended March 31, 2012, from $3.4 million for the three months ended March 31, 2011. Actual interest incurred during the first quarter of 2012 was $6.2 million offset by capitalized interest of $0.6 million. Actual interest incurred during the first quarter of 2011 was $4.8 million offset by capitalized interest of $1.8 million. Debt balances averaged $200.0 million during the three months ended March 31, 2012 and $150.0 million during the three months ended March 31, 2011. Interest rates averaged 12.5% during the three months ended March 31, 2012 and 2011.

Income tax provision. For the three months ended March 31, 2012, the Company recorded income tax expense of $2.8 million as compared to income tax expense of $2.7 million for the three months ended March 31, 2012. Income tax expense recognized was based on an effective tax rate calculation of approximately 39.8% at March 31, 2012 and approximately 20.3% at March 31, 2011. The difference in the rates for the first quarters of 2012 and 2011 was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

The Company spent approximately $62 million on capital expenditures during the first three months of 2012. We anticipate spending an additional $110 million on capital expenditures during the remainder of 2012. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

Our total 2012 capital expenditure budget is approximately $172 million, of which approximately $62 million was expended in the first three months of 2012. The remaining capital budget of $110 million consists of:

•	$26 million for geological and geophysical costs;

•	$3 million for onshore drilling and development prospects in Alabama;

•	$34 million for onshore drilling and development prospects in Texas;

•	$23 million for onshore drilling and development prospects in Oklahoma and California;

•	$17 million for final completion operations and platform and infrastructure upgrades for all project areas; and

•	$7 million for plugging and abandonment costs primarily for offshore properties.

While we have budgeted $110 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2012 capital budget has been funded from debt financing and our cash flows from operations. We believe cash flows from operations and borrowings under our Amended Revolving Credit Facility should be sufficient to fund the remainder of our 2012 capital expenditure budget.

As of March 31, 2012, we had no indebtedness outstanding under our revolving credit facility and $200 million in Notes outstanding.

We expect that in the future our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. Please see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

We actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
In thousands
Net cash provided by operating activities	$33,395	$24,126
Net cash used in investing activities	(62,826)	(9,290)
Net cash used in financing activities	(3,397)	(2,483)

Net increase (decrease) in cash and cash equivalents	$(32,828)	$12,353

Cash flows provided by operating activities

Operating activities provided cash totaling $33.4 million during the three months ended March 31, 2012 as compared to cash provided by operating activities of $24.1 million during the three months ended March 31, 2011. The increase in operating cash flows during the three months ended March 31, 2012 was principally attributable to higher accounts payable balances during the period offset by the payment of interest on our Notes during the period.

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

Cash flows used in investing activities

Investing activities used cash totaling $62.8 million during the three months ended March 31, 2012 as compared to cash used in investing activities of $9.3 million during the comparable period in 2011. Cash used in investing activities during the three months ended March 31, 2012 increased as compared to the same period of 2011 primarily because of increased activity in Louisiana state waters and onshore Texas. An asset sale occurred during the first quarter of 2011 generating $13.4 million in proceeds; no such sale took place in the first quarter of 2012.

Our capital expenditures for drilling, development and acquisition costs for the three months ended March 31, 2012 and 2011 are summarized in the following table (in thousands):

	Three Months Ended March 31
	2012	2011
Project Area
Federal	$727	$2,386
Shallow State Waters	33,959	4,551
Onshore Texas, Louisiana and Mississippi	21,306	14,014
Oklahoma and Mid-Continent	6,042	4,166

Total	$62,034	$25,117

Cash flows provided by financing activities

Financing activities used cash totaling $3.4 million during the three months ended March 31, 2012 as compared to cash used by financing activities of $2.5 million during the comparable period in 2011. Cash flows used in financing activities during the first three months of 2012 consisted primarily of $1.8 million in payments on the Company’s insurance premium financing and payments of $1.5 million for shareholder dividends. Cash flows used in financing activities during the first three months of 2011 were mainly comprised of $1.0 million in payments on the Company’s insurance premium financing and payments of $1.5 million for shareholder dividends.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At March 31, 2012, on a BOE basis, commodity derivative instruments were in place covering approximately 79% of our projected oil and natural gas sales through 2012, approximately 49% of our projected oil and natural gas sales for 2013, approximately 40% of our projected oil and natural gas sales for 2014 and approximately 18% of our projected oil and natural gas sales for 2015. Approximately 80% of the Company’s remaining 2012 gas production, approximately 61% of the Company’s 2013 gas production, approximately 64% of the Company’s 2014 gas production, approximately 47% of the Company’s 2015 gas production, approximately 75% of the Company’s remaining 2012 oil production, approximately 28% of the Company’s 2013 oil production, and approximately 15% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Notes to Unaudited Condensed Consolidated Financial Statements–Note 5, Commodity Derivative Instruments and Hedging Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of March 31, 2012, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Futures		Total Options
	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	56,850	$91.68	47,438	$77.03
2013	27,058	$88.52	34,584	$91.14
2014(2)	17,433	$85.55	—	$—

(1)	Average hedged volume is calculated for the remainder of the 2012 year.
(2)	The Company currently does not have any volumes hedged for futures in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

As of March 31, 2012, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Total Futures
	Volume in Mbtu/Mo	Weighted Average Fixed Price
Period
2012(1)	1,181,233	$3.08
2013	644,950	$3.76
2014	481,517	$3.96
2015	252,475	$4.74

(1)	Average hedged volume is calculated for the remainder of the 2012 year.

The swap transactions were designated as cash flow hedges; the option contracts do not follow hedge accounting. Please see “Notes to Unaudited Condensed Consolidated Financial Statements–Note 2, Basis of Presentation and Significant Accounting Policies” included in Part I, Item 1 for additional discussion regarding the accounting applicable to our hedging program.

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

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original Notes. On November 18, 2011, the Company closed an exchange offer registering all of the Additional Notes.

As of March 31, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of March 31, 2012.

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

Amended Revolving Credit Facility

On November 29, 2011, the Company’s Revolving Credit Facility was amended. The borrowing base remains $62.5 million which was undrawn at March 31, 2012. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at March 31, 2012. The maturity date is July 1, 2015.

Borrowings under our Amended Revolving Credit Facility are limited to a borrowing base calculated based on our proved reserves. Borrowings bear interest at a floating rate equal to either the prime rate of interest in effect from time to time (plus a certain percentage in certain circumstances) or LIBOR plus a certain percentage based on the amount of availability under our Amended Revolving Credit Facility. As of March 31, 2012, the Company had no borrowings outstanding under the credit facility.

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

There have been no changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-04, amending Topic 820 – Fair Value Measurement, which the Company adopted on January 1, 2012. ASU Number 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU Number 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-05, amending Topic 220 – Comprehensive Income, which the Company adopted on January 1, 2012. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company changed our existing presentation, but did not impact the components of other comprehensive income and accordingly did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the three months ended March 31, 2012, our annual revenue would increase or decrease by approximately $10.2 million for each $10.00 per barrel change in crude oil prices and $18.9 million for each $1.00 per MMBtu change in natural gas prices.

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

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($4.7 million at March 31, 2012) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($28.1 million in receivables at March 31, 2012). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of any of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows.

Item 1A. Risk Factors

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. We are currently reviewing this new rule and assessing its potential impacts. Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2011 Form 10-K that was filed with the SEC on March 27, 2012, which could materially affect our business, financial condition or future results. You should also consider the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements.” Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Item 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

May 11, 2012	By:	RAAM Global Energy Company

By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the notes to our Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.