Form 10-Q
period 2012-06-30
RAAM Global Energy Co
filed 2012-08-13
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 62,500 shares of common stock, no par value, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “foresee,” “should,” “would,” “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information, as to the outcome and timing of future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Forward-looking statements may include statements that relate to, among other things, our:

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include but are not limited to:

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, “Item 1A. Risk Factors” and elsewhere in this report, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and the risk factors described in registration statements filed with the Securities and Exchange Commission (the “SEC”).

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

All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$44,441	$51,743
Accounts receivable, net of $715 and $1,005 provision for bad debts in 2012 and 2011, respectively	7,667	5,642
Revenues receivable	24,589	31,532
Income taxes receivable	356	2,118
Deferred tax asset	23,898	—
Commodity derivatives—current portion	3,322	12,674
Prepaid assets	9,768	4,945
Other current assets	5,847	3,919

Total current assets	119,888	112,573

Oil and gas properties (full-cost method):
Properties being amortized	1,314,435	1,203,272
Properties not subject to amortization	119,811	111,621
Less accumulated depreciation, depletion, and amortization	(759,572)	(720,062)

Net oil and gas properties	674,674	594,831

Other assets:
Other capitalized assets, net	6,985	7,183
Commodity derivatives	1,675	3,191
Other	5,230	5,698

Total other assets	13,890	16,072

Total assets	$808,452	$723,476

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$45,772	$52,969
Revenues payable	21,851	29,319
Interest payable—senior secured notes	6,250	6,250
Current taxes payable	75	399
Advances from joint interest partners	822	1,019
Commodity derivatives—current portion	457	—
Asset retirement obligations—current portion	2,781	1,778
Debt—current portion	6,865	1,929
Deferred income taxes—current portion	—	3,109

Total current liabilities	84,873	96,772

Other liabilities:
Commodity derivatives	1,005	4,244
Asset retirement obligations	25,200	25,010
Debt	52,655	2,733
Senior secured notes	199,980	199,972
Deferred income taxes	140,275	105,095
Other long-term liabilities	458	467

Total other liabilities	419,573	337,521

Total liabilities	504,446	434,293

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, no par value, 380,000 shares authorized, 62,500 outstanding in 2012 and 2011, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	231,708	224,513
Accumulated other comprehensive income, net of taxes	15,353	7,928

Total shareholders’ equity attributable to RAAM Global	303,803	289,183
Noncontrolling interest	203	—

Total shareholders’ equity	304,006	289,183

Total liabilities and shareholders’ equity	$808,452	$723,476

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Gas sales	$21,444	$25,110	$44,467	$49,424
Oil sales	27,675	25,747	51,755	46,906

Total revenues	49,119	50,857	96,222	96,330

Costs and expenses:
Production and delivery costs	9,734	8,890	18,128	16,352
Workover costs	478	786	1,440	1,218
Depreciation, depletion and amortization expenses	21,211	13,927	40,175	31,066
General and administrative expenses	4,673	4,736	10,295	9,115
Derivative expense (income)	2,063	(292)	2,204	(539)

Total operating expense	38,159	28,047	72,242	57,212

Income from operations	10,960	22,810	23,980	39,118

Other income (expenses):
Interest expense, net	(1,839)	(2,949)	(7,946)	(6,348)
Other, net	25	(13)	217	181

Total other income (expenses)	(1,814)	(2,962)	(7,729)	(6,167)

Income before taxes	9,146	19,848	16,251	32,951

Income tax provision	2,904	9,354	5,729	12,010

Net income including noncontrolling interest	$6,242	$10,494	$10,522	$20,941

Net income attributable to noncontrolling interest (net of tax)	86	1,022	203	1,476

Net income attributable to RAAM Global	$6,156	$9,472	$10,319	$19,465

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income including noncontrolling interest	$6,242	$10,494	$10,522	$20,941
Changes in fair value of hedges	10,348	4,361	11,856	(7,153)
Income tax expense related to components of other comprehensive income	(3,867)	(1,689)	(4,430)	2,770

Comprehensive income	$12,723	$13,166	$17,948	$16,558
Less: Comprehensive income attributable to noncontrolling interest	(86)	(1,022)	(203)	(1,476)

Comprehensive income attributable to RAAM Global	$12,637	$12,144	$17,745	$15,082

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2012	2011
Operating activities
Net income including noncontrolling interest	$10,522	$20,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expenses	41,089	31,936
Deferred income taxes	8,174	7,219
Loss on disposal of inventory and properties	—	20
Changes in assets and liabilities:
Accounts and revenues receivable	4,918	12,171
Income tax receivables	1,761	—
Prepaids and other current assets	(1,821)	(821)
Change in derivatives, net	15,512	2,230
Accounts payable and accrued liabilities	(6,352)	(4,520)
Revenues payable	(7,468)	8,486
Interest payable on Senior Notes	—	(361)
Current taxes payable	(323)	(343)
Other long-term liabilities	(10)	—

Net cash provided by operating activities	66,002	76,958

Investing activities
Change in advances from joint interest partners	(197)	909
Payment of prepaid drilling expenses	(1,000)	(14,000)
Additions to oil and gas properties and equipment	(120,932)	(72,845)
Proceeds from net sales of oil and gas properties	2,015	2,125

Net cash used in investing activities	(120,114)	(83,811)

Financing activities
Proceeds from long-term borrowings	50,000	—
Payments on long-term borrowings	(74)	(59)
Payment of dividends	(3,125)	(3,000)
Other	9	101

Net cash provided by (used in) financing activities	46,810	(2,958)

Decrease in cash and cash equivalents	(7,302)	(9,811)
Cash and cash equivalents, beginning of period	51,743	81,032

Cash and cash equivalents, end of period	$44,441	$71,221

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

RAAM Global Energy Company (“RAAM Global” or the “Company”) is a privately held company engaged primarily in the exploration and development of oil and gas properties and in the resulting production and sale of natural gas, condensate and crude oil. The Company’s production facilities are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, Oklahoma, and California.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.2 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company capitalized interest of $5.1 million and $2.2 million during the three months ended June 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization. The Company capitalized interest of $5.7 million and $4.0 million during the six months ended June 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $119.8 million and $111.6 million at June 30, 2012 and December 31, 2011, respectively. The Company believes that the unevaluated properties at June 30, 2012 will be substantially evaluated during 2012, 2013 and 2014, and the costs will begin to be amortized at that time.

Each quarter, we review the carrying value of our capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, current prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period. These prices are used except where different prices are fixed and determinable through contractual arrangements, including the effects of derivatives qualifying as cash flow hedges.

At June 30, 2012, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.17 per barrel of oil and $3.15 per MMBtu of natural gas. Cash flow hedges existing at June 30, 2012, which relate to future production periods, increased the full cost ceiling by approximately $5.7 million. At December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil and $4.12 per MMBtu of natural gas. Cash flow hedges existing at December 31, 2011, which relate to future production periods, increased the full cost ceiling by approximately $11.3 million.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheet. Under the full cost accounting method, the transaction was recorded as a reduction to net oil and gas properties with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was approximately $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheet. Under the full cost accounting method, the transaction was recorded as a reduction to net oil and gas properties with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

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

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance sheet caption Commodity Derivatives is being used in the accompanying condensed consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative swap instruments entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying condensed consolidated balance sheet as a component of Accumulated other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense (income). The Company did not designate all new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense (income). Actual monthly settlements are recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying condensed consolidated statement of operations.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in Oil and gas properties being amortized at June 30, 2012 and December 31, 2011 was $22.4 million and $21.5 million, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense in Depreciation, depletion and amortization expenses on the accompanying condensed consolidated statement of operations.

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2012	$26,788
Accretion expense	348
Additions	1,672
Settlement of ARO	(827)
Changes in ARO estimate	—

Balance of ARO as of June 30, 2012	$27,981

Reclassifications

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform with the 2012 presentation. Such reclassifications are not material to the accompanying consolidated financial statements.

Operating Segments

The Company operates in one business segment – the exploration, development and sale of oil and gas.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-04, amending Topic 820 – Fair Value Measurement, which the Company adopted on January 1, 2012. ASU Number 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU Number 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At June 30, 2012 and December 31, 2011, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	June 30, 2012	December 31, 2011
In thousands
Assets:
Fair value of commodity derivatives—current assets	$3,322	$12,674
Fair value of commodity derivatives—long-term assets	1,675	3,191

Total Assets	$4,997	$15,865

Liabilities:
Fair value of commodity derivatives—current liabilities	$(457)	$—
Fair value of commodity derivatives—long-term liabilities	(1,005)	(4,244)

Total Liabilities	$(1,462)	$(4,244)

2015 Senior Secured Notes

During September 2010 and July 2011, the Company issued Senior Secured Notes. At June 30, 2012, the fair value of the Notes was estimated to be $205.0 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of June 30, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of June 30, 2012. See Note 6, Debt for further information.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at June 30, 2012 and December 31, 2011 were $32.3 million and $37.2 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $19.7 million and $27.0 million were due from five companies at June 30, 2012 and December 31, 2011, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at June 30, 2012 and December 31, 2011 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of June 30, 2012 and December 31, 2011. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since the swap transactions were designated as hedges, the Company records the changes in fair value of these transactions as Accumulated Other Comprehensive Income in the accompanying condensed consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative expense (income) in the accompanying condensed consolidated statements of operations. The Company did not designate new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in fair values of these option contracts are recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense (income). At June 30, 2012, the Company had approximately $1.1 million of options not designated as hedges for accounting purposes, which are included in Commodity derivatives – current portion in the current liabilities section of the condensed consolidated balance sheet and $1.0 million included in Commodity derivatives in the other liabilities section of the condensed consolidated balance sheet. At December 31, 2011, the Company had approximately $1.9 million of options not designated as hedges for accounting purposes included in Commodity derivatives – current portion in the current assets section of the condensed consolidated balance sheet and $1.6 million included in Commodity derivatives in the other liabilities section of the condensed consolidated balance sheet. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s hedging activities.

For the three months ended June 30, 2012 and 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of $7.6 million and $0.9 million, respectively. For the six months ended June 30, 2012 and 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of $12.7 million and $6.7 million, respectively. The Company anticipates the amount of accumulated other comprehensive income related to hedge transactions that will settle during the next twelve months will be approximately $1.8 million, net of tax effects.

The increase in oil and gas revenues related to hedging transactions for the three and six months ended June 30, 2012 includes the monetization of gas hedges in February 2012 resulting in additional revenues of $4.3 million and $5.6 million, respectively, for forecasted transactions that would have settled during the periods. At June 30, 2012, $17.7 million of monetized hedges remain in accumulated other comprehensive income, net of tax effects and will be recognized in revenues in the period when the contract would have settled if the hedges had not been monetized.

Hedge ineffectiveness for the derivative swap instruments was $(1.6) million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. Hedge ineffectiveness for the derivative swap instruments was $0.3 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively. The options had an unrealized change in fair value during the three months ended June 30, 2012 of $(0.5) million. The options had an unrealized change in fair value during the six months ended June 30, 2012 of $(2.5) million.

As of June 30, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2012, 2013, 2014 and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
July 2012—December 2012	Swap	122,666	$3.05
July 2012—December 2012	Swap	536,666	$3.00
July 2012—December 2012	Swap	153,333	$3.67
July 2012—December 2012	Swap	246,683	$2.94
January 2013—September 2013	Swap	90,556	$3.70
January 2013—December 2013	Swap	152,083	$3.67
January 2013—December 2013	Swap	302,625	$3.81
January 2013—December 2013	Swap	122,325	$3.79
January 2014—June 2014	Swap	150,833	$4.09
January 2014—December 2014	Swap	152,083	$3.67
January 2014—December 2014	Swap	121,083	$4.15
January 2014—December 2014	Swap	79,850	$4.00
July 2014—December 2014	Swap	30,667	$4.00
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35

As of June 30, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2012, 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
July 2012—September 2012	Swap	23,572	$82.25
July 2012—December 2012	Call	3,680	$110.00
July 2012—December 2012	Swap	14,842	$100.02
July 2012—December 2012	Swap	12,025	$100.30
July 2012—December 2012	Put	59,800	$75.00
July 2012—September 2012	Swap	12,000	$88.76
July 2012—September 2012	Swap	5,000	$87.80
October 2012—December 2012	Swap	39,867	$84.00
January 2013—June 2013	Swap	21,117	$84.70
January 2013—December 2013	Call	13,292	$125.00
January 2013—December 2013	Swap	8,833	$95.72
January 2013—December 2013	Put	21,292	$70.00
July 2013—December 2013	Swap	15,333	$85.50
January 2014—June 2014	Swap	24,133	$85.40
January 2014—September 2014	Call	21,233	$95.00
January 2014—September 2014	Call	21,233	$85.50
January 2014—September 2014	Put	21,233	$63.60
July 2014—September 2014	Swap	21,467	$85.90

Additional information regarding the fair value of the Company’s derivatives can be referenced in Note 3, Fair Value Measurements.

6. Debt

2015 Senior Secured Notes

On September 24, 2010, the Company completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the Amended Revolving Credit Facility (as defined below) and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

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

As of June 30, 2012, a total of $200.0 million notional amount of the Notes were outstanding. The carrying amount of the Notes was $200.0 million as of June 30, 2012. At June 30, 2012, the fair value of the Notes was estimated to be $205.0 million, based on the prices the Notes have recently been quoted at in the market.

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

Each of RAAM Global’s 100% owned subsidiaries are guarantors of the Notes. The parent company has no independent assets or operations, as defined in SEC Regulation S-X, the guarantees are joint and several, and are full and unconditional (subject to certain customary automatic subsidiary release provisions).

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base remains $62.5 million of which $50.0 million was drawn at June 30, 2012 and zero was drawn at December 31, 2011. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at June 30, 2012.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) related to the construction of the Houston office building. The balance was $2.8 million at June 30, 2012 and $2.9 million at December 31, 2011. The GECF note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2012, the Company entered into an agreement to finance the premiums for its annual insurance policies with Premium Assignment Corporation. At June 30, 2012, $6.7 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.8 million until April 1, 2013. There are no covenant requirements under this agreement.

7. Income Taxes

The Income tax provision for the three months ended June 30, 2012 was $2.9 million, or an effective tax rate of 31.8%, compared to $9.4 million, or an effective tax rate of 47.1%, for the three months ended June 30, 2011. The Income tax provision for the six months ended June 30, 2012 was $5.7 million or an effective tax rate of 35.3%, compared to $12.0 million, or an effective tax rate of 36.4% for the six months ended June 30, 2011. The

Company’s effective income tax rate for the three and six months ended June 30, 2012 and 2011 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage of tax depletion in excess of book basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012 and June 25, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2011 and June 15, 2011.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $2.3 million and $1.3 at June 30, 2012 and December 31, 2011, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $6.3 million and $6.8 million at June 30, 2012 and December 31, 2011, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

10. Commitments and Contingencies

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that any of these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

11. Subsequent Events

In July 2012, the Company sold approximately 15,000 net acres in oil, gas and/or mineral leases and a total of approximately 56,000 net acres, which includes options in oil, gas and/or mineral leases, located in Texas and Louisiana and a well and related equipment located in Louisiana, along with all of our contracts and agreements related to this property for approximately $14.0 million. In the third quarter of 2012, the transaction will be recorded as a reduction to net oil and gas properties with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Part II, Item 1A of this report, along with “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are a privately held oil and natural gas exploration and production company engaged in the exploration, development, production and acquisition of oil and gas properties. Our operations are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, Oklahoma and California. We focus on the development of both conventional oil and gas plays and unconventional resource plays. Historically, we have successfully developed conventional oil and gas plays in the offshore Gulf of Mexico and onshore Texas and Louisiana. More recently, we have redirected our focus to the acquisition and development of acreage in the shallow oil, tight gas sand and oil shale plays throughout the United States. Since 2007, we have targeted unconventional plays, including tight gas and oil in shale in Oklahoma, California, and New Mexico and have obtained land positions in these plays.

Our assets create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities. Current development projects are focused on onshore conventional assets in Texas and Oklahoma and unconventional assets in Oklahoma and California. We have selectively acquired and accumulated a portfolio of oil and gas leases in both oil and gas prone unconventional areas domestically. We plan to increase our proved reserves and the reserve life of our portfolio through the development of these unconventional assets.

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

Recent Developments

We have successfully drilled two new wells in the Texas Yegua trend. We brought one of these wells online in early August 2012 and the second well is awaiting completion. We are also acquiring new seismic data in the Texas Yegua trend and will be evaluating that data for new prospects. We are currently drilling our second well in California.

We also recently completed our 8,800 foot pipeline from our Texas Yegua trend to the DCP Interconnect. This line will allow us to run our production through a cryogenic stripping facility. As of August 7, 2012, we were flowing approximately 20 mmcf/d through this line.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA (as defined below). The following table contains financial and operational data for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Average daily production:
Oil (Bbl per day)	2,985	2,860	2,894	2,691
Natural gas (Mcf per day)	50,398	45,815	51,028	44,413
Oil equivalents (Boe per day)	11,384	10,496	11,399	10,093

Average prices: (1)
Oil ($/Bbl)	$101.90	$98.92	$98.26	$96.29
Natural gas ($/Mcf)	$4.68	$6.02	$4.79	$6.15
Oil equivalents ($/Boe)	$47.42	$53.25	$46.38	$52.73

Production expense ($/Boe)	$9.40	$9.31	$8.74	$8.95
General and administrative expense ($/Boe)	$4.79	$4.15	$5.11	$4.57
Net income attributable to RAAM Global (in thousands)	$6,156	$9,472	$10,319	$19,465
EBITDA (2) (in thousands)	$32,129	$35,779	$64,202	$69,003

(1)

Average prices presented give effect to our hedging activities and the monetization of gas hedges during February 2012. Please see “Item 1, Note 5, Commodity Derivative Instruments and Hedging Activities” for a discussion of our hedging activities.

(2)

EBITDA as used herein represents net income before interest expense, income taxes, depreciation, depletion and amortization. We consider EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to EBITDA for the periods ended June 30, 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
In thousands
Net income attributable to RAAM Global	$6,156	$9,472	$10,319	$19,465
Interest expense	1,858	3,026	7,979	6,462
Depreciation, depletion and amortization	21,211	13,927	40,175	31,066
Income taxes	2,904	9,354	5,729	12,010

EBITDA	$32,129	$35,779	$64,202	$69,003

Results of Operations

The following table sets forth the unaudited results of operations for the three and six months ended June 30, 2012 and 2011 in thousands.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Gas sales	$21,444	$25,110	$44,467	$49,424
Oil sales	27,675	25,747	51,755	46,906

Total revenues	49,119	50,857	96,222	96,330
Costs and expenses:
Production and delivery costs	9,734	8,890	18,128	16,352
Workover costs	478	786	1,440	1,218
Depreciation, depletion and amortization expenses	21,211	13,927	40,175	31,066
General and administrative expenses	4,673	4,736	10,295	9,115
Derivative expense (income)	2,063	(292)	2,204	(539)

Total operating expense	38,159	28,047	72,242	57,212

Income from operations	10,960	22,810	23,980	39,118
Other income (expenses):
Interest expense, net	(1,839)	(2,949)	(7,946)	(6,348)
Other, net	25	(13)	217	181

Total other income (expenses)	(1,814)	(2,962)	(7,729)	(6,167)

Income before taxes	9,146	19,848	16,251	32,951
Income tax provision	2,904	9,354	5,729	12,010

Net income including noncontrolling interest	$6,242	$10,494	$10,522	$20,941

Net income attributable to noncontrolling interest (net of tax)	86	1,022	203	1,476

Net income attributable to RAAM Global	$6,156	$9,472	$10,319	$19,465

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended June 30, 2012 increased slightly to 1.04 MMBoe from 0.96 MMBoe for the three months ended June 30, 2011. During the three months ended June 30, 2012, gas production increased 10% and oil production increased 4%, resulting in an 8% increase in BOE over the three months ended June 30, 2011. During the quarter, a new oil discovery in California along with increased production from the Yegua area onshore Texas and the shallow waters of Louisiana were offset by normal production declines in the more mature offshore fields of West Cameron and Ship Shoal in federal waters.

Total revenues. Total revenues for the three months ended June 30, 2012 decreased to $49.1 million from $50.9 million for the three months ended June 30, 2011. The decrease in revenue was primarily attributable to lower gas prices. The effect of the lower gas prices was partially offset by the monetization of gas hedges resulting in additional gas revenues of $4.3 million for forecasted transactions that would have settled during the quarter. The average sales price for the three months ended June 30, 2012 was $47.42 per Boe as compared to $53.25 per Boe for the three months ended June 30, 2011.

Operating costs and expenses

Production and delivery costs. Production and delivery costs were $9.7 million, or $9.40 per Boe, for the three months ended June 30, 2012, and $8.9 million, or $9.31 per Boe, for the same period in 2011. The increase in production and delivery costs was primarily attributable to higher costs for contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts during the 2012 period than those incurred during the 2011 period.

Workover costs. Our workover costs for the three months ended June 30, 2012 were $0.5 million, or $0.46 per Boe, and $0.8 million in the same period of 2011, or $0.82 per Boe. The decrease in workover costs from the comparable period in 2011 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the three months ended June 30, 2012 increased to $21.2 million from $13.9 million for the three months ended June 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a slightly higher depletion rate for the current quarter applied to a larger net oil and gas property cost base at June 30, 2012 compared to June 30, 2011.

General and administrative expenses. General and administrative expense was flat at $4.7 million during the three months ended June 30, 2012 and June 30, 2011

Interest expense, net. Net interest expense decreased to $1.8 million for the three months ended June 30, 2012, from $2.9 million for the three months ended June 30, 2011. Debt balances averaged $215.3 million during the three months ended June 30, 2012 and $150.0 million during the three months ended June 30, 2011. Interest rates averaged 11.2% and 12.5% during the three months ended June 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the quarter are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the three months ended June 30, 2012, the Company recorded income tax expense of $2.9 million as compared to income tax expense of $9.4 million for the three months ended June 30, 2011. Income tax expense recognized was based on an effective tax rate calculation of approximately 31.8% at June 30, 2012 and approximately 47.1% at June 30, 2011. The difference in the rates for the second quarters of 2012 and 2011 was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Oil and natural gas production. Oil and natural gas production for the six months ended June 30, 2012 increased to 2.07 MMBoe from 1.83 MMBoe for the six months ended June 30, 2011. During the six months ended June 30, 2012, gas production increased 15% and oil production increased 8%, resulting in a 13% increase in BOE over the six months ended June 30, 2011. During the period, a new oil discovery in California along with increased production from the Yegua area onshore Texas and the shallow waters of Louisiana were partially offset by normal production declines in the more mature offshore fields of West Cameron and Ship Shoal in federal waters.

Total revenues. Total revenues decreased slightly to $96.2 million for the six months ended June 30, 2012 from $96.3 million for the six months ended June 30, 2011. The decrease in revenue was primarily attributable to lower gas prices but was partially offset by the monetization of gas hedges of $5.6 million for forecasted transactions that would have settled during the six month period. In addition, the increase in oil prices along with increased production from both oil and gas helped to offset the decrease in revenues due to lower gas prices. The average sales price for the six months ended June 30, 2012 was $46.38 per Boe as compared to $52.73 per Boe for the six months ended June 30, 2011.

Operating costs and expenses

Production and delivery costs. Production and delivery costs were $18.1 million, or $8.74 per Boe, for the six months ended June 30, 2012, and $16.4 million, or $8.95 per Boe, for the same period in 2011. The increase in production and delivery costs was primarily attributable to higher costs for contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts during the 2012 period than those incurred during the 2011 period.

Workover costs. Our workover costs for the six months ended June 30, 2012 were $1.4 million, or $0.69 per Boe, and $1.2 million in the same period of 2011, or $0.67 per Boe. The increase in workover costs from the comparable period in 2011 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the six months ended June 30, 2012 increased to $40.2 million from $31.1 million for the six months ended June 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a slightly lower depletion rate for the current six-month period applied to a larger net oil and gas property cost base at June 30, 2012 compared to June 30, 2011.

General and administrative expenses. General and administrative expenses increased to $10.3 million during the six months ended June 30, 2012, from $9.1 million in the same period in 2011. The increase in general and administrative expense was primarily due to higher consultant costs for projects in California and Texas, and additional legal and accounting fees for regulatory compliance.

Interest expense, net. Net interest expense increased to $7.9 million for the six months ended June 30, 2012, from $6.3 million for the six months ended June 30, 2011. Debt balances averaged $207.6 million during the six months ended June 30, 2012 and $150.0 million during the six months ended June 30, 2011. Interest rates averaged 11.8% and 12.5% during the six months ended June 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the period are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the six months ended June 30, 2012, the Company recorded income tax expense of $5.7 million as compared to income tax expense of $12.0 million for the six months ended June 30, 2011. Income tax expense recognized was based on an effective tax rate calculation of approximately 35.2% at June 30, 2012 and approximately 36.4% at June 30, 2011. The difference in the rates for the first six months ended June 30, 2012 and June 30, 2011 was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

Capital Expenditures

The Company spent approximately $122 million on capital expenditures during the first six months of 2012. We anticipate spending an additional $82 million on capital expenditures during the remainder of 2012. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2012 capital expenditure budget is approximately $204 million, of which approximately $122 million was expended in the first six months of 2012. The remaining capital budget of $82 million consists of:

•	$15 million for geological and geophysical costs;

•	$17 million for onshore drilling and development prospects in California;

•	$22 million for onshore drilling and development prospects in Texas;

•	$1 million for onshore drilling and development prospects in Oklahoma;

•	$25 million for final completion operations and platform and infrastructure upgrades for all project areas; and

•	$2 million for plugging and abandonment costs primarily for offshore properties.

While we have budgeted $82 million for these purposes for the remainder of 2012, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2012 capital budget has been funded from debt financing and our cash flows from operations. We believe our existing cash balance, cash flows from operations, borrowings under our Amended Revolving Credit Facility, and proceeds from the sale of other non-core assets should be sufficient to fund the remainder of our 2012 capital expenditure budget.

As of June 30, 2012, we had $50.0 million outstanding under our revolving credit facility and $200 million in Notes outstanding.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30
	2012	2011
In thousands
Net cash provided by operating activities	$66,002	$76,958
Net cash used in investing activities	(120,114)	(83,811)
Net cash provided by (used in) financing activities	46,810	(2,958)

Net decrease in cash and cash equivalents	$(7,302)	$(9,811)

Cash flows provided by operating activities

Operating activities provided cash totaling $66.0 million during the six months ended June 30, 2012 as compared to cash provided by operating activities of $77.0 million during the six months ended June 30, 2011. The decrease in operating cash flows during the six months ended June 30, 2012 was primarily due to a reduction in net income.

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

Cash flows used in investing activities

Investing activities used cash totaling $120.1 million during the six months ended June 30, 2012 as compared to cash used in investing activities of $83.8 million during the same period in 2011. Cash used in investing activities during the six months ended June 30, 2012 increased as compared to the same period of 2011 primarily because of increased drilling activity onshore Texas and the expansion of a production facility in Louisiana state waters. Asset sales occurred during the second quarters of 2012 and 2011 generating $2.0 million and $2.1 million in proceeds, respectively.

Our capital expenditures for drilling, development and acquisition costs during the six months ended June 30, 2012 and 2011 are summarized in the following table (in thousands):

	Six Months Ended June 30
	2012	2011
Project Area
Federal	$1,472	$3,662
Shallow State Waters	57,698	27,945
Onshore Texas, Louisiana and Mississippi	51,228	32,650
California, Oklahoma and Mid-Continent	11,534	22,588

Total	$121,932	$86,845

Cash flows provided by financing activities

Financing activities provided cash totaling $46.8 million during the six months ended June 30, 2012 as compared to cash used in financing activities of $3.0 million during the same period in 2011. Cash flows provided by financing activities during the first six months of 2012 consisted primarily of $50 million in borrowings under our revolving credit facility offset by payments of $3.1 million for shareholder dividends. Cash flows used in financing activities during the first six months of 2011 were mainly comprised of payments of $3.0 million for shareholder dividends.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At June 30, 2012, on a BOE basis, commodity derivative instruments were in place covering approximately 81% of our projected oil and natural gas sales through 2012, approximately 58% of our projected oil and natural gas sales for 2013, approximately 58% of our projected oil and natural gas sales for 2014 and approximately 19% of our projected oil and natural gas sales for 2015. Approximately 84% of the Company’s remaining 2012 gas production, approximately 67% of the Company’s 2013 gas production, approximately 79% of the Company’s 2014 gas production, approximately 53% of the Company’s 2015 gas production, approximately 74% of the Company’s remaining 2012 oil production, approximately 42% of the Company’s 2013 oil production, and approximately 27% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Hedging Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of June 30, 2012, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	67,086	$90.65
2013	27,058	$88.52
2014(2)	17,433	$85.55

(1)	Average hedged volume is calculated for the remainder of the 2012 year.
(2)	The Company currently does not have any volumes hedged in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

	NYMEX Contract Price
	Sell Call		Sell Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	3,680	$110.00	59,800	$75.00
2013	13,292	$125.00	21,292	$70.00
2014(2)	15,925	$95.00	15,925	$63.60

(1)	Average hedged volume is calculated for the remainder of the 2012 year.
(2)

The Company currently does not have any volumes hedged in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014. The company has bought a call at a strike price of $85.50 on 15,925 Bbls/Mo in 2014.

As of June 30, 2012, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Mbtu/Mo	Weighted Average Strike Price
Period
2012(1)	1,059,350	$3.09
2013	644,950	$3.76
2014	443,767	$3.96
2015	252,475	$4.74

(1)	Average hedged volume is calculated for the remainder of the 2012 year.

The swap transactions were designated as cash flow hedges; the option contracts do not follow hedge accounting; however, the Company considers the contracts as economic hedges. Please see “Note 2, Basis of Presentation and Significant Accounting Policies” included in Part I, Item 1 for additional discussion regarding the accounting applicable to our hedging program.

Financing Facilities

Senior Secured Notes

On September 24, 2010, the Company completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the Amended Revolving Credit Facility and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

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

As of June 30, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of June 30, 2012.

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

Amended Revolving Credit Facility

The borrowing base remains $62.5 million of which $50.0 million was drawn at June 30, 2012. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at June 30, 2012. The maturity date is July 1, 2015.

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

Recently Issued Accounting Pronouncements

See “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies” for discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the six months ended June 30, 2012, our annual revenue would increase or decrease by approximately $10.6 million for each $10.00 per barrel change in crude oil prices and $18.6 million for each $1.00 per MMBtu change in natural gas prices.

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

For a further discussion of our hedging activities including a list of the commodity derivatives held by the Company, please see “Item 1, Note 3, Fair Value Measurements” and “Item 1, Note 5, Commodity Derivative Instruments and Hedging Activities” included in this report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($7.5 million at June 30, 2012) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($24.6 million in receivables at June 30, 2012). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. We had $50 million outstanding under the Amended Revolving Credit Facility at June 30, 2012. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the limited exception of changes made in preparation for our first management report on internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K that was filed with the SEC on March 27, 2012 and in Part II, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 11, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors. You should also consider the matters addressed under “Cautionary Note Regarding Forward-Looking Statements.” Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

	By:	RAAM Global Energy Company

August 13, 2012		By:	/s/ Jeffrey Craycraft
Jeffrey Craycraft Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011;and (v) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.