Form 10-Q
period 2012-09-30
RAAM Global Energy Co
filed 2012-11-13
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, there were 62,500 shares of common stock, $0.01 par value, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	low and/or declining prices for oil and natural gas and oil and natural gas price volatility;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	ability to raise additional capital to fund future capital expenditures;

•	cash flow and liquidity;

•	ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	geological concentration of our reserves;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	operating hazards attendant to the oil and natural gas business;

•	potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	delays in anticipated start-up dates;

•	actions or inactions of third-party operators of our properties;

•	ability to find and retain skilled personnel;

•	strength and financial resources of competitors;

•	federal and state regulatory developments and approvals;

•	environmental risks;

•	changes in interest rates;

•	weather conditions or events similar to those of September 11, 2001, Hurricanes Isaac, Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

•	worldwide political and economic conditions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$48,664	$51,743
Accounts receivable, net of $289 and $1,005 provision for bad debts in 2012 and 2011, respectively	3,179	5,642
Revenues receivable	31,734	31,532
Income taxes receivable	2,069	2,118
Deferred tax asset—current portion	5,537	—
Commodity derivatives—current portion	167	12,674
Prepaid assets	5,004	4,945
Other current assets	5,648	3,919

Total current assets	102,002	112,573

Oil and gas properties (full-cost method):
Properties being amortized	1,380,713	1,203,272
Properties not subject to amortization	84,664	111,621
Less accumulated depreciation, depletion, and amortization	(779,969)	(720,062)

Net oil and gas properties	685,408	594,831

Other assets:
Other capitalized assets, net	6,869	7,183
Commodity derivatives	1,104	3,191
Other	3,772	5,698

Total other assets	11,745	16,072

Total assets	$799,155	$723,476

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$24,889	$52,969
Revenues payable	24,745	29,319
Interest payable—senior secured notes	—	6,250
Current taxes payable	—	399
Advances from joint interest partners	294	1,019
Commodity derivatives—current portion	3,340	—
Asset retirement obligations—current portion	10,155	1,778
Debt—current portion	3,797	1,929
Deferred income taxes—current portion	—	3,109

Total current liabilities	67,220	96,772

Other liabilities:
Commodity derivatives	4,086	4,244
Asset retirement obligations	31,645	25,010
Debt	52,619	2,733
Senior secured notes	199,981	199,972
Deferred income taxes	146,169	105,095
Other long-term liabilities	395	467

Total other liabilities	434,895	337,521

Total liabilities	502,115	434,293

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized,
62,500 outstanding in 2012 and 2011, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	232,306	224,513
Accumulated other comprehensive income, net of taxes	7,136	7,928

Total shareholders’ equity attributable to RAAM Global	296,184	289,183
Noncontrolling interest	856	—

Total shareholders’ equity	297,040	289,183
Total liabilities and shareholders’ equity	$799,155	$723,476

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Gas sales	$18,405	$26,770	$62,872	$76,194
Oil sales	28,654	27,284	80,409	74,190

Total revenues	47,059	54,054	143,281	150,384

Costs and expenses:
Production and delivery costs	8,060	8,156	26,188	24,508
Workover costs	727	4,568	2,167	5,786
Depreciation, depletion and amortization expenses	20,736	13,387	60,911	44,450
General and administrative expenses	3,602	4,815	13,897	13,929
Derivative expense	523	822	2,727	283

Total operating expense	33,648	31,748	105,890	88,956

Income from operations	13,411	22,306	37,391	61,428

Other income (expenses):
Interest expense, net	(6,210)	(5,437)	(14,156)	(11,785)
Loss from equity investment	—	(2,044)	—	(2,044)
Other, net	9	(30)	226	151

Total other income (expenses)	(6,201)	(7,511)	(13,930)	(13,678)

Income before taxes	7,210	14,795	23,461	47,750

Income tax provision	4,396	5,480	10,125	17,490

Net income including noncontrolling interest	$2,814	$9,315	$13,336	$30,260

Net income (loss) attributable to noncontrolling interest (net of tax)	653	(3)	856	1,476

Net income attributable to RAAM Global	$2,161	$9,318	$12,480	$28,784

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income including noncontrolling interest	$2,814	$9,315	$13,336	$30,260
Changes in fair value of hedges	(13,121)	9,469	(1,264)	2,316
Income tax expense related to components of other comprehensive income	4,903	(3,666)	472	(897)

Comprehensive income (loss)	$(5,404)	$15,118	$12,544	$31,679
Less: Comprehensive (income) loss attributable to noncontrolling interest	(653)	3	(856)	(1,476)

Comprehensive income (loss) attributable to RAAM Global	$(6,057)	$15,121	$11,688	$30,203

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2012	2011
Operating activities
Net income including noncontrolling interest	$13,336	$30,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expenses	62,292	45,841
Deferred income taxes	32,428	15,538
Loss on disposal of inventory and properties	—	20
Loss on equity method investment	—	2,044
Changes in assets and liabilities:
Accounts and revenues receivable	2,262	7,033
Income tax receivables	49	(1,188)
Prepaids and other current assets	72	(1,275)
Change in derivatives, net	16,983	(614)
Accounts payable and accrued liabilities	(13,607)	10,212
Revenues payable	(4,574)	12,470
Interest payable on Senior Notes	(6,250)	(5,048)
Current taxes payable	(398)	1,293
Other long-term liabilities	(72)	—

Net cash provided by operating activities	102,521	116,586

Investing activities
Change in advances from joint interest partners	(725)	1,003
Payment of prepaid drilling expenses	—	(14,000)
Additions to oil and gas properties and equipment	(166,266)	(123,925)
Purchase of noncontrolling interest	—	(21,000)
Proceeds from net sales of oil and gas properties	16,185	2,125

Net cash used in investing activities	(150,806)	(155,797)

Financing activities
Proceeds from revolving credit facility	50,000	—
Proceeds from issuance of 12.5% Senior Notes due 2015	—	51,250
Payments on debt	(106)	(89)
Payments of deferred bond costs	—	(1,468)
Payment of dividends	(4,688)	(4,500)

Net cash provided by financing activities	45,206	45,193

(Decrease) increase in cash and cash equivalents	(3,079)	5,982
Cash and cash equivalents, beginning of period	51,743	81,032

Cash and cash equivalents, end of period	$48,664	$87,014

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

The Condensed Consolidated Balance Sheets as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report. Therefore, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.1 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $3.4 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively. The Company capitalized interest of $1.0 million and $1.1 million during the three months ended September 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization. The Company capitalized interest of $6.7 million and $5.1 million during the nine months ended September 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $84.7 million and $111.6 million at September 30, 2012 and December 31, 2011, respectively. The Company believes that the unevaluated properties at September 30, 2012 will be substantially evaluated during the remainder of 2012, 2013 and 2014, and the costs will begin to be amortized at that time.

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

At September 30, 2012, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $91.48 per barrel of oil and $2.83 per MMBtu of natural gas. Cash flow hedges existing at September 30, 2012, which relate to future production periods, decreased the full cost ceiling by approximately $4.6 million. At December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil and $4.12 per MMBtu of natural gas. Cash flow hedges existing at December 31, 2011, which relate to future production periods, increased the full cost ceiling by approximately $11.3 million.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

During the third quarter of 2012, the Company sold approximately 15,000 net acres in oil, gas and/or mineral leases and a total of approximately 56,000 net acres, which includes options in oil, gas and/or mineral leases, located in Texas and Louisiana and a well and related equipment located in Louisiana, along with all of our contracts and agreements related to this property to an unrelated third party. The sales price was approximately $14.0 million and was recorded as a reduction to net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was approximately $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

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

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance sheet caption Commodity Derivatives is being used in the accompanying condensed consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative swap instruments entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying condensed consolidated balance sheets as a component of Accumulated other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense. The Company did not designate all new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are recorded in current-period earnings in the accompanying condensed consolidated statements of operations in Derivative expense. Actual monthly settlements are recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying condensed consolidated statements of operations. For more information on the Company’s hedging activities see Note 5.

Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company uses an indicators approach similar to the approach used to identify impairment indicators under the guidance for impairment or disposal of long-lived assets to determine when ARO estimates should be reassessed. The Company evaluates whether there are any indicators that suggest that the expected cash flows underlying the ARO liability have changed materially.

The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in Oil and gas properties being amortized at September 30, 2012 and December 31, 2011 was $34.5 million and $21.5 million, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense in Depreciation, depletion and amortization expenses on the accompanying condensed consolidated statements of operations.

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2012	$26,788
Accretion expense	538
Additions	2,279
Settlement of ARO	(827)
Changes in ARO estimate	13,022

Balance of ARO as of September 30, 2012	$41,800

A portion of the increase in the ARO estimate during the third quarter of 2012 is related to a transaction with a former partner in which we obtained their interest in a property, along with a cash settlement from them for their portion of the ARO. Their portion of the ARO on this property is now included in our ARO estimate. In connection with this agreement, we obtained updated third party estimates of the related AROs. Based on new government regulations as well as increased costs to perform plugging and abandonment work in the Gulf of Mexico, the ARO has increased substantially. As a result, we have re-evaluated our AROs recorded for properties in this area. Additionally, this quarter Hurricane Isaac impacted one of our wells causing changes in the ARO estimate for this well.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform with the 2012 presentation. Such reclassifications are not material to the accompanying consolidated financial statements and had no impact on previously reported net income.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2012 and December 31, 2011, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	September 30, 2012	December 31, 2011
In thousands
Assets:
Fair value of commodity derivatives—current assets	$167	$12,674
Fair value of commodity derivatives—long-term assets	1,104	3,191

Total Assets	$1,271	$15,865

Liabilities:
Fair value of commodity derivatives—current liabilities	$(3,340)	$—
Fair value of commodity derivatives—long-term liabilities	(4,086)	(4,244)

Total Liabilities	$(7,426)	$(4,244)

During September 2010 and July 2011, the Company issued Senior Secured Notes. At September 30, 2012, the fair value of the Notes was estimated to be $206.0 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of September 30, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of September 30, 2012. See Note 6, Debt, for further information.

The carrying value of Cash and cash equivalents, Accounts receivable, Revenues receivable, Accounts payable, and Revenues payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Amended Revolving Credit Facility (as defined in Note 6) are at variable interest rates and accordingly their carrying amounts approximate fair value.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at September 30, 2012 and December 31, 2011 were $34.9 million and $37.2 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $25.7 million and $27.0 million were due from five companies at September 30, 2012 and December 31, 2011, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at September 30, 2012 and December 31, 2011 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of September 30, 2012 and December 31, 2011. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

With respect to any collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor contract. Monthly settlements of these contracts are reflected in revenue from oil and gas sales.

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since the swap transactions were designated as hedges, the Company records the changes in fair value of these transactions as Accumulated Other Comprehensive Income in the accompanying condensed consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative expense in the accompanying condensed consolidated statements of operations. The Company did not designate new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in fair values of these option contracts are recorded in current-period earnings in the accompanying condensed consolidated statement of operations in Derivative expense. At September 30, 2012, the Company had approximately $0.6 million of options not designated as hedges for accounting purposes, which are included in Commodity derivatives – current portion in the current liabilities section of the condensed consolidated balance sheets and $1.0 million included in Commodity derivatives in the other liabilities section of the condensed consolidated balance sheets. At December 31, 2011, the Company had approximately $1.9 million of options not designated as hedges for accounting purposes included in Commodity derivatives – current portion in the current assets section of the condensed consolidated balance sheets and $1.6 million included in Commodity derivatives in the other liabilities section of the condensed consolidated balance sheets. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s hedging activities.

For the three months ended September 30, 2012 and 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of $5.3 million and $1.4 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of $18.0 million and $8.1 million, respectively. The Company anticipates the amount of accumulated other comprehensive income (loss) related to hedge transactions that will settle during the next twelve months will be approximately $(2.0) million, net of tax effects.

The increase in oil and gas revenues related to hedging transactions for the three and nine months ended September 30, 2012 includes the monetization of gas hedges in February 2012 resulting in additional revenues of $4.0 million and $9.5 million, respectively, for forecasted transactions that would have settled during the periods. At September 30, 2012, $13.8 million of monetized hedges remain in accumulated other comprehensive income, net of tax effects and will be recognized in revenues in the period when the contract would have settled if the hedges had not been monetized.

Hedge ineffectiveness for the derivative swap instruments was $(1.1) million and $(0.8) million for the three months ended September 30, 2012 and 2011, respectively. Hedge ineffectiveness for the derivative swap instruments was $(0.8) million and $(0.3) million for the nine months ended September 30, 2012 and 2011, respectively. The options had an unrealized change in fair value during the three months ended September 30, 2012 of $0.6 million. The options had an unrealized change in fair value during the nine months ended September 30, 2012 of $(1.9) million. All amounts have been recorded in Derivative expense in the condensed consolidated statements of operations.

As of September 30, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2012, 2013, 2014 and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
October 2012—December 2012	Swap	122,667	$3.05
October 2012—December 2012	Swap	470,000	$3.00
October 2012—December 2012	Swap	153,333	$3.67
October 2012—December 2012	Swap	211,700	$2.94
January 2013—September 2013	Swap	90,556	$3.70
January 2013—December 2013	Swap	152,083	$3.67
January 2013—December 2013	Swap	302,625	$3.81
January 2013—December 2013	Swap	122,325	$3.79
January 2014—June 2014	Swap	150,833	$4.09
January 2014—December 2014	Swap	152,083	$3.67
January 2014—December 2014	Swap	121,083	$4.15
January 2014—December 2014	Swap	79,850	$4.00
July 2014—December 2014	Swap	30,667	$4.00
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35

As of September 30, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2012, 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
October 2012—December 2012	Call—Sell	3,680	$110.00
October 2012—December 2012	Swap	12,533	$100.02
October 2012—December 2012	Swap	6,133	$100.30
October 2012—December 2012	Put—Sell	59,800	$75.00
October 2012—December 2012	Swap	39,867	$84.00
October 2012—December 2012	Swap	23,067	$94.69
January 2013—June 2013	Swap	21,117	$84.70
January 2013—December 2013	Call—Sell	13,292	$125.00
January 2013—December 2013	Swap	8,833	$95.72
January 2013—December 2013	Put—Sell	21,292	$70.00
January 2013—December 2013	Put—Buy	13,292	$70.00
January 2013—December 2013	Call—Sell	13,292	$109.10
January 2013—December 2013	Call—Buy	13,292	$125.00
January 2013—December 2013	Swap	11,436	$95.35
July 2013—December 2013	Swap	15,333	$85.50
January 2014—June 2014	Swap	24,133	$85.40
January 2014—September 2014	Call—Sell	21,233	$95.00
January 2014—September 2014	Call—Buy	21,233	$85.50
January 2014—September 2014	Put—Buy	21,233	$63.60
July 2014—September 2014	Swap	21,467	$85.90

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

As of September 30, 2012, a total of $200.0 million notional amount of the Notes were outstanding. The carrying amount of the Notes was $200.0 million as of September 30, 2012. At September 30, 2012, the fair value of the Notes was estimated to be $206.0 million, based on the prices the Notes have recently been quoted at in the market.

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

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base remains $62.5 million of which $50.0 million was drawn at September 30, 2012 and zero was drawn at December 31, 2011. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at September 30, 2012.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) related to the construction of the Houston office building. The balance was $2.8 million at September 30, 2012 and $2.9 million at December 31, 2011. The GECF note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2012, the Company entered into an agreement to finance the premiums for its annual insurance policies with Premium Assignment Corporation. At September 30, 2012, $3.7 million was outstanding under this agreement. During the third quarter of 2012, an adjustment was made to this agreement resulting in a slight decrease in the remaining monthly payments. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2013. There are no covenant requirements under this agreement.

7. Income Taxes

The Income tax provision for the three months ended September 30, 2012 was $4.4 million, or an effective tax rate of 61.0%, compared to $5.5 million, or an effective tax rate of 37.0%, for the three months ended September 30, 2011. The Income tax provision for the nine months ended September 30, 2012 was $10.1 million or an effective tax rate of 43.2%, compared to $17.5 million, or an effective tax rate of 36.6% for the nine months ended September 30, 2011. The Income tax provision for the three and nine months ended September 30, 2012 includes a change in estimate related to the expensing of intangible drilling cost due to a voluntary election the Company made upon filing the 2011 tax return in the third quarter. The Company’s effective income tax rate for the three and nine months ended September 30, 2012 and 2011 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During the nine months ended September 30, 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, and September 24, 2012. During the nine months ended September 30, 2011, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2011, June 15, 2011, and September 15, 2011.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $1.0 million and $1.3 at September 30, 2012 and December 31, 2011, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $7.3 million and $6.8 million at September 30, 2012 and December 31, 2011, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

10. Commitments and Contingencies

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect that any of these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Part II, Item 1A of this report, along with the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and our annual report on Form 10-K for the year ended December 31, 2011, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

We plan to continue to move away from dry gas in the coming year and to continue to target oil and liquids rich gas plays. We focus our efforts on increasing reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA (as defined below). The following table contains financial and operational data for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Average daily production:
Oil (Bbl per day)	3,002	3,187	2,930	2,858
Natural gas (Mcf per day)	46,096	54,167	49,372	47,700
Oil equivalents (Boe per day)	10,685	12,215	11,159	10,808

Average prices: (1)
Oil ($/Bbl)	$103.75	$93.06	$100.14	$95.08
Natural gas ($/Mcf)	$4.34	$5.37	$4.65	$5.85
Oil equivalents ($/Boe)	$47.87	$48.10	$46.86	$50.97

Production expense ($/Boe)	$8.20	$7.26	$8.57	$8.31
General and administrative expense ($/Boe)	$4.10	$4.28	$4.78	$4.46
Net income attributable to RAAM Global (in thousands)	$2,161	$9,318	$12,480	$28,784
EBITDA (2) (in thousands)	$33,522	$33,692	$97,724	$102,693

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to EBITDA for the periods ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
In thousands
Net income attributable to RAAM Global	$2,161	$9,318	$12,480	$28,784
Interest expense	6,229	5,507	14,208	11,969
Depreciation, depletion and amortization	20,736	13,387	60,911	44,450
Income taxes	4,396	5,480	10,125	17,490

EBITDA	$33,522	$33,692	$97,724	$102,693

Results of Operations

The following table sets forth the unaudited results of operations for the three and nine months ended September 30, 2012 and 2011 in thousands.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Gas sales	$18,405	$26,770	$62,872	$76,194
Oil sales	28,654	27,284	80,409	74,190

Total revenues	47,059	54,054	143,281	150,384
Costs and expenses:
Production and delivery costs	8,060	8,156	26,188	24,508
Workover costs	727	4,568	2,167	5,786
Depreciation, depletion and amortization expenses	20,736	13,387	60,911	44,450
General and administrative expenses	3,602	4,815	13,897	13,929
Derivative expense (income)	523	822	2,727	283

Total operating expense	33,648	31,748	105,890	88,956

Income from operations	13,411	22,306	37,391	61,428
Other income (expenses):
Interest expense, net	(6,210)	(5,437)	(14,156)	(11,785)
Loss from equity investment	—	(2,044)	—	(2,044)
Other, net	9	(30)	226	151

Total other income (expenses)	(6,201)	(7,511)	(13,930)	(13,678)

Income before taxes	7,210	14,795	23,461	47,750
Income tax provision	4,396	5,480	10,125	17,490

Net income including noncontrolling interest	$2,814	$9,315	$13,336	$30,260

Net income attributable to noncontrolling interest (net of tax)	653	(3)	856	1,476

Net income attributable to RAAM Global	$2,161	$9,318	$12,480	$28,784

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended September 30, 2012 decreased to 1.0 MMBoe from 1.1 MMBoe for the three months ended September 30, 2011. During the three months ended September 30, 2012, gas production decreased 15% and oil production decreased 6%, resulting in a 13% decrease in BOE over the three months ended September 30, 2011. During the third quarter of 2012, oil and gas production was adversely affected by Hurricane Isaac which caused shut-ins during August 2012 and also due to a twenty day shut in at our large oil facility due to major equipment repairs on the platform. In addition, production from a new well brought online during the third quarter did not offset the normal production declines from our more mature wells.

Total revenues. Total revenues for the three months ended September 30, 2012 decreased to $47.1 million from $54.1 million for the three months ended September 30, 2011. The decrease in revenue was primarily attributable to lower gas prices and lower gas volumes. The effect of the lower gas prices was partially offset by the monetization of gas hedges resulting in additional gas revenues of $4.0 million for forecasted transactions that would have settled during the quarter. The average sales price for the three months ended September 30, 2012 was $47.87 per Boe as compared to $48.10 per Boe for the three months ended September 30, 2011.

Operating costs and expenses

Production and delivery costs. Production and delivery costs were consistent year over year at $8.1 million for the three months ended September 30, 2012 and $8.2 million for the same period in 2011. Production and delivery costs per Boe increased to $8.20 per Boe for the three months ended September 30, 2012 from $7.26 per Boe for the same period in 2011 as a result of decreased oil and gas production described above in the third quarter of 2012, as well as higher costs for contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts.

Workover costs. Our workover costs for the three months ended September 30, 2012 were $0.7 million, or $0.74 per Boe, and $4.6 million in the same period of 2011, or $4.06 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. During 2011, due to mechanical needs as well as new governmental regulations, the Company performed more workovers during that period than were necessary during the 2012 period.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the three months ended September 30, 2012 increased to $20.7 million from $13.4 million for the three months ended September 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a higher depletion rate for the third quarter of 2012 applied to a larger net oil and gas property cost base at September 30, 2012 compared to September 30, 2011.

General and administrative expenses. General and administrative expense for the three months ended September 30, 2012 decreased to $3.6 million from $4.8 million for the three months ended September 30, 2011. The decrease in general and administrative expenses was mainly due to lower consultant compensation costs during the 2012 period.

Derivative expense. Derivative expense for the three months ended September 30, 2012 of $0.5 million includes $1.1 million associated with the ineffective portion of our hedged derivative instruments, partially offset by a favorable mark-to-market adjustment for our economic hedges of $0.6 million. Derivative expense for the three months ended September 30, 2011 of $0.8 million relates solely to unfavorable mark-to-market adjustments associated with the ineffective portion of our hedged derivative instruments as we had no economic hedges during that period.

Interest expense, net. Net interest expense increased to $6.2 million for the three months ended September 30, 2012, from $5.4 million for the three months ended September 30, 2011 due to higher debt levels, offset by a reduced weighted average interest rate. Debt balances averaged $250 million during the three months ended September 30, 2012 and $191.8 million during the three months ended September 30, 2011. Interest rates averaged 10.4% and 12.5% during the three months ended September 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the third quarter of 2012 are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the three months ended September 30, 2012, the Company recorded income tax expense of $4.4 million as compared to income tax expense of $5.5 million for the three months ended September 30, 2011.

Income tax expense recognized was based on an effective tax rate calculation of approximately 61% at September 30, 2012 and approximately 37% at September 30, 2011.

The Income tax provision for the three months ended September 30, 2012 includes a change in estimate related to the expensing of intangible drilling costs due to a voluntary election the Company made upon filing the 2011 tax return in the third quarter. The Company’s effective income tax rate for the three months ended September 30, 2012 and 2011 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Oil and natural gas production. Oil and natural gas production for the nine months ended September 30, 2012 increased to 3.1 MMBoe from 3.0 MMBoe for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, gas production increased 4% and oil production increased 3%, resulting in a 3% increase in BOE over the nine months ended September 30, 2011. During the second quarter, a new oil discovery in California, along with increased production from new wells brought online in the Yegua area onshore Texas and the shallow waters of Louisiana, were partially offset by normal production declines in the more mature offshore fields of West Cameron and Ship Shoal in federal waters and due to lower production in the third quarter due to shut-ins caused by Hurricane Isaac and due to mechanical problems.

Total revenues. Total revenues decreased to $143.3 million for the nine months ended September 30, 2012 from $150.4 million for the nine months ended September 30, 2011. The decrease in revenue was primarily attributable to lower gas prices but was partially offset by the monetization of gas hedges of $9.5 million for forecasted transactions that would have settled during the nine month period. In addition, the increase in oil prices along with increased production from both oil and gas helped to offset the decrease in revenues due to lower gas prices. The average sales price for the nine months ended September 30, 2012 was $46.86 per Boe as compared to $50.97 per Boe for the nine months ended September 30, 2011.

Operating costs and expenses

Production and delivery costs. Production and delivery costs were $26.2 million, or $8.57 per Boe, for the nine months ended September 30, 2012, and $24.5 million, or $8.31 per Boe, for the same period in 2011. The increase in production and delivery costs was primarily attributable to higher costs for contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts offset by lower lift boat and engineering services during the 2012 period than those incurred during the 2011 period.

Workover costs. Our workover costs for the nine months ended September 30, 2012 were $2.2 million, or $0.71 per Boe, and $5.8 million in the same period of 2011, or $1.96 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. During 2011, due to mechanical needs as well as new governmental regulations, the Company performed more workovers during that period than were necessary during the 2012 period.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the nine months ended September 30, 2012 increased to $60.9 million from $44.5 million for the nine months ended September 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property cost base at September 30, 2012 compared to September 30, 2011.

General and administrative expenses. General and administrative expenses were flat at $13.9 million for the nine months ended September 30, 2012 and September 30, 2011.

Derivative expense. Derivative expense for the nine months ended September 30, 2012 increased to $2.7 million from $0.3 million for the nine months ended September 30, 2011 primarily due to unfavorable mark-to-market adjustments for our economic hedges of $1.9 million (we had no economic hedges during the nine months ended September 30, 2011) and unfavorable mark-to-market adjustments of $0.8 million during the nine months ended September 30, 2012 associated with the ineffective portion of our hedged derivative instruments compared to $0.3 million for the nine months ended September 30, 2011.

Interest expense, net. Net interest expense increased to $14.2 million for the nine months ended September 30, 2012, from $11.8 million for the nine months ended September 30, 2011 due to higher debt levels, slightly offset by a reduced weighted average interest rate. Debt balances averaged $221.9 million during the nine months ended September 30, 2012 and $184.4 million during the nine months ended September 30, 2011. Interest rates averaged 11.3% and 12.5% during the nine months ended September 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the period are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the nine months ended September 30, 2012, the Company recorded income tax expense of $10.1 million as compared to income tax expense of $17.5 million for the nine months ended September 30, 2011. Income tax expense recognized was based on an effective tax rate calculation of approximately 43.2% at September 30, 2012 and approximately 36.6% at September 30, 2011.

The Income tax provision for the three and nine months ended September 30, 2012 includes a change in estimate related to the expensing of intangible drilling costs due to a voluntary election the Company made upon filing the 2011 tax return in the third quarter. The Company’s effective income tax rate for the three and nine months ended September 30, 2012 and 2011 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

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

Capital Expenditures

The Company spent approximately $166 million on capital expenditures during the first nine months of 2012. We anticipate spending an additional $29 million on capital expenditures during the remainder of 2012. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2012 capital expenditure budget is approximately $195 million, of which approximately $166 million was expended in the first nine months of 2012. The remaining capital budget of $29 million consists of:

•	$9 million for geological and geophysical costs;

•	$4 million for onshore drilling and development prospects in California;

•	$8 million for onshore drilling and development prospects in Texas;

•	$5 million for final completion operations and platform and infrastructure upgrades for all project areas; and

•	$3 million for plugging and abandonment costs primarily for offshore properties.

While we have budgeted $29 million for these purposes for the remainder of 2012, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2012 capital budget has been funded from debt financing and our cash flows from operations. We believe our existing cash balance, cash flows from operations, borrowings under our Amended Revolving Credit Facility, and proceeds from the sale of other non-core assets should be sufficient to fund the remainder of our 2012 capital expenditure budget.

As of September 30, 2012, we had $50.0 million outstanding under our revolving credit facility and $200 million in Notes outstanding. The borrowing base on our revolving credit facility remains $62.5 million.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30
	2012	2011
In thousands
Net cash provided by operating activities	$102,521	$116,586
Net cash used in investing activities	(150,806)	(155,797)
Net cash provided by financing activities	45,206	45,193

Net (decrease) increase in cash and cash equivalents	$(3,079)	$5,982

Cash flows provided by operating activities

Operating activities provided cash totaling $102.5 million during the nine months ended September 30, 2012 as compared to cash provided by operating activities of $116.6 million during the nine months ended September 30, 2011. The decrease in operating cash flows during the nine months ended September 30, 2012 was primarily due to a reduction in net income and higher payments on accounts payable.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing commodity prices on our financial position, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

Cash flows used in investing activities

Investing activities used cash totaling $150.8 million during the nine months ended September 30, 2012 as compared to cash used in investing activities of $155.8 million during the same period in 2011. Cash used in investing activities during the nine months ended September 30, 2012 decreased as compared to the same period of 2011 primarily because increased drilling activity onshore Texas and the expansion of a production facility in Louisiana state waters was offset by proceeds from asset sales occurring in the first nine months of 2012 which generated $16.2 million, compared to an asset sale in 2011 that generated $2.1 million in proceeds.

Our capital expenditures for drilling, development and acquisition costs during the nine months ended September 30, 2012 and 2011 are summarized in the following table (in thousands):

	Nine Months Ended September 30
	2012	2011
Project Area
Federal	$2,035	$4,249
Shallow State Waters	61,193	46,390
Onshore Texas, Louisiana and Mississippi	81,370	60,107
California, Oklahoma and Mid-Continent	21,668	27,179

Total	$166,266	$137,925

Cash flows provided by financing activities

Financing activities provided cash totaling $45.2 million during both the nine months ended September 30, 2012 and September 30, 2011. Cash flows provided by financing activities during the first nine months of 2012 consisted primarily of $50 million in borrowings under our revolving credit facility offset by payments of $4.7 million for shareholder dividends. Cash flows provided by financing activities during the first nine months of 2011 consisted primarily of $51.3 million in proceeds from the issuance of the Additional Notes partially offset by payments of $4.5 million in shareholder dividends and $1.5 million in deferred bond costs.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At September 30, 2012, on a BOE basis, commodity derivative instruments were in place covering approximately 66% of our projected oil and natural gas sales through 2012, approximately 51% of our projected oil and natural gas sales for 2013, approximately 42% of our projected oil and natural gas sales for 2014 and approximately 20% of our projected oil and natural gas sales for 2015. Approximately 61% of the Company’s remaining 2012 gas production, approximately 51% of the Company’s 2013 gas production, approximately 53% of the Company’s 2014 gas production, approximately 44% of the Company’s 2015 gas production, approximately 76% of the Company’s remaining 2012 oil production, approximately 51% of the Company’s 2013 oil production, and approximately 22% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Hedging Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of September 30, 2012, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	81,600	$90.71
2013	38,494	$90.55
2014(2)	17,433	$85.55

(1)	Average hedged volume is calculated for the remainder of the 2012 year.
(2)	The Company currently does not have any volumes hedged in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

	NYMEX Contract Price
	Sell Call		Sell Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	3,680	$110.00	59,800	$75.00
2013(2)	26,584	$117.05	21,292	$70.00
2014(3)	15,925	$95.00	15,925	$63.60

(1)	Average hedged volume is calculated for the remainder of the 2012 year.
(2)

The Company has entered into two contracts for selling calls, both of which average 13,292 barrels of oil per month, with strike prices of $125.00 and $109.10 for an average strike price of $117.05. In the table below, you will notice that the company has also bought a call for 13,292 barrels of oil per month at the strike price of $125.00.

(3)	The Company currently does not have any volumes hedged in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

	NYMEX Contract Price
	Buy Call		Buy Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012	—	$—	—	$—
2013	13,292	$125.00	13,292	$70.00
2014(1)	15,925	$85.50	—	$—

(1)	The Company currently does not have any volumes hedged in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

As of September 30, 2012, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Mbtu/Mo	Weighted Average Strike Price
Period
2012(1)	957,000	$3.10
2013	644,950	$3.76
2014	443,767	$3.96
2015	252,475	$4.74

(1)	Average hedged volume is calculated for the remainder of the 2012 year.

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

As of September 30, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of September 30, 2012.

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

Amended Revolving Credit Facility

The borrowing base remains $62.5 million of which $50.0 million was drawn at September 30, 2012. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at September 30, 2012. The maturity date is July 1, 2015.

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

Recently Issued Accounting Pronouncements

See “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies” for a discussion of recently issued accounting pronouncements.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the nine months ended September 30, 2012, our annual revenue would increase or decrease by approximately $10.7 million for each $10.00 per barrel change in crude oil prices and $18.0 million for each $1.00 per MMBtu change in natural gas prices.

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

For a further discussion of our hedging activities, including a list of the commodity derivatives held by the Company, please see “Item 1, Note 3, Fair Value Measurements” and “Item 1, Note 5, Commodity Derivative Instruments and Hedging Activities” included in this report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($3.2 million at September 30, 2012) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($31.7 million in receivables at September 30, 2012). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. We had $50 million outstanding under the Amended Revolving Credit Facility at September 30, 2012. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the limited exception of changes made in preparation for our first management report on internal control over financial reporting.

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

RAAM Global Energy Company

	By:	RAAM Global Energy Company

November 13, 2012		By:	/s/ Jeffrey Craycraft
Jeffrey Craycraft Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.