Form 10-K
period 2012-12-31
RAAM Global Energy Co
filed 2013-03-27
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. Although not subject to these filing requirements, RAAM Global Energy Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the registrant’s common stock was not, and currently is not, listed on an exchange and, therefore, the aggregate market value of the registrant’s common stock held by non-affiliates on such date cannot be reasonably determined.

As of March 25, 2013, there were 62,500 shares of common stock, $0.01 par value, outstanding.

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

Forward looking statements may include statements that relate to, among other things, our:

•	forward looking reserve estimates;

•	future financial and operating performance and results;

•	business strategy and budgets;

•	market prices;

•	technology;

•	financial strategy;

•	amount, nature and timing of capital expenditures;

•	drilling of wells and the anticipated results thereof;

•	oil and natural gas reserves;

•	timing and amount of future production of oil and natural gas;

•	competition and government regulations;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	prospect development;

•	property acquisitions and sales; and

•	plans, forecasts, objectives, expectations and intentions.

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

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward looking statements. Known material factors that could cause our actual results to differ from our forward looking statements include those factors set forth in Item 1A, “Risk Factors” and the following:

•	low and/or declining prices for oil and natural gas;

•	oil and natural gas price volatility;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	federal and state regulatory developments and approvals;

•	ability to raise additional capital to fund future capital expenditures;

•	cash flow and liquidity;

•	ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	geological concentration of our reserves;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	operating hazards attendant to the oil and natural gas business;

•	down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	weather conditions;

•	availability and cost of material and equipment;

•	delays in anticipated start-up dates;

•	actions or inactions of third-party operators of our properties;

•	ability to find and retain skilled personnel;

•	strength and financial resources of competitors;

•	potential defects in title to our properties;

•	possible losses from future litigation;

•	environmental risks;

•	changes in interest rates;

•	developments in oil and natural gas-producing countries;

•	events similar to those of September 11, 2001, Hurricanes Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

•	worldwide political and economic conditions.

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

PART I

Item 1. Business

General

We are a privately held oil and natural gas company engaged in the exploration, development, production, exploitation and acquisition of oil and gas properties. Our producing assets are located offshore in the Gulf of Mexico and onshore in Louisiana, Texas, Oklahoma and California.

We have traditionally focused on acquiring assets in and around the United States Gulf Coast. Over the last decade we have worked to diversify our asset base through the acquisition and development of both conventional onshore assets and long-lived unconventional resource plays that are capable of supporting sustainable growth. Our assets create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities. Current development projects are focused on three main areas: shallow waters offshore, onshore conventional assets in Texas and Oklahoma, and conventional and unconventional assets in California. We have selectively acquired and accumulated a portfolio of oil and gas leases in both oil and gas prone conventional and unconventional areas domestically. We plan to continue to augment our United States Gulf Coast production, increase our proved reserves and the reserve life of our portfolio through the development of these unconventional assets.

At December 31, 2012, we had estimated total proved oil and natural gas reserves of 25.0 MMBoe (59% oil). For 2012, our net daily production averaged 11,399 Boepd, which generated revenue of $194.2 million.

Core Properties

Our core properties include assets offshore in the Gulf of Mexico in Louisiana state waters and United States federal waters, onshore in Texas and Louisiana, and conventional and unconventional assets in Oklahoma and California.

Offshore

Gulf of Mexico — Louisiana State Waters. We commenced operations in the Breton Sound 53 Field in 1989 and currently operate 14 producing wells from 2 manned production platforms which we own. Average net daily production for the year ended December 31, 2012 was 4,678 Boepd. Our leasehold position encompassed 10,993 net acres with proved reserves of 5,632 MBoe at December 31, 2012. We have had a 76% drilling success rate in the Breton Sound 53 Field since 2000. Historical drilling success has been in the Uvig and Tex W zones above 10,500 feet. Recent development of the field has focused on newly discovered deep plays of the Big Hum and Cris I zones from 10,500 to 17,000 feet.

Gulf of Mexico — Federal Waters. We commenced operations in the shallow water West Cameron 368 Field and Ship Shoal 154 Field in the United States federal waters in 1987 and 1990, respectively, and we currently own and operate 14 wells and 13 production platforms. Average net daily production for the year ended December 31, 2012 from the United States federal waters was 1,383 Boepd. Our leasehold position encompassed 78,056 net acres with proved reserves of 9,612 MBoe as of December 31, 2012.

Onshore

Gulf Coast. We currently operate 18 producing wells onshore along the Gulf Coast. Average net daily production for the year ended December 31, 2012 was 4,965 Boepd. Our leasehold position encompassed 45,528 net acres with proved reserves of 6,182 MBoe at December 31, 2012. In Texas, we have focused on the Eocene Yegua/Cook Mountain trend, which produces natural gas with high condensate yields. Average net daily production for the year ended December 31, 2012 was 4,534 Boepd from 15 producing wells. In Louisiana, we have focused on the Lower Miocene Atchafalaya Basin. Average net daily production for the year ended December 31, 2012 was 209 Boepd from 2 producing wells. In addition, we realized 222 Boepd of production for the year ended December 31, 2012 from 3 wells in other areas of Louisiana and Mississippi. During 2012, we sold three (two producing and one non-producing) of the wells in our non-core area that were located in Texas, Louisiana and Mississippi. We still have one non-core well remaining which is located in Louisiana.

Resource Plays

Oklahoma. Our leasehold position in the shallow oil Mississippi Chat and Mississippi Lime formation of Oklahoma encompassed approximately 66,522 net acres with proved reserves of 3,077 MBoe at December 31, 2012 and average net daily production for the year ended December 31, 2012 of 109 Boepd from 39 producing wells. In November 2011, we entered into an agreement whereby we divided the original Osage Tribe concession consisting of 74,580 gross concession acres. Under the agreement, the total acreage consisting of 3,040 gross acres (1,520 net acres) remained under the original 50/50 ownership and we remained as non-operator. The remaining concession was divided into two parcels. We took 100% ownership of the Eastern parcel of the concession consisting of 37,290 net concession acres, and we were named as operator. The western parcel is now owned and operated 100% by our Joint Venture Partner. In June 2011, we acquired a 40% interest in another Osage Tribe concession consisting of 27,712 net concession acres. This acreage position lies directly east and adjacent to the Eastern Parcel of the original concession which we now own and operate 100% of. We believe the proximity of the two concessions will allow for a more efficient development of the acreage.

California. Our leasehold position in the San Joaquin Basin in California encompassed approximately 27,860 net acres with proved reserves of 541 MBoe at December 31, 2012 and average net daily production for the year ended December 31, 2012 of 264 Boepd from 3 producing wells. One of these wells was drilled in 2011 but completed and brought online during 2012. At December 31, 2012, it was shut-in. The other two wells were drilled, completed and brought online during 2012 and were producing at year end.

Our Operations

Proved Reserves

The following tables set forth our estimated proved crude oil and natural gas reserves and percent of total proved reserves that are proved developed as of December 31, 2012 by reserve category and region. Netherland, Sewell & Associates, Inc., independent petroleum engineers, evaluated properties representing approximately 59% of our proved reserves, and H.J. Gruy and Associates, Inc., independent petroleum engineers, evaluated properties representing approximately 32% of our proved reserves and Cawley, Gillespie & Associates, Inc., independent petroleum engineers, evaluated the remaining properties representing approximately 9% of our proved reserves at December 31, 2012. Our estimated proved reserves at December 31, 2012 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January 2012 through December 2012, without giving effect to derivative transactions, and were held constant throughout the life of the properties. These prices were $91.21 per Bbl for crude oil and oil equivalents and $2.76 per MMBtu for natural gas. These prices are adjusted for energy content, transportation fees, and regional price differentials resulting in weighted adjusted product prices for the proved reserves over the remaining lives of the properties of $94.04 per Bbl for crude oil and oil equivalents and $3.01 per MMBtu of gas.

	December 31, 2012
	Crude Oil	Natural Gas
	(MBbls)	(MMcf)
Estimated proved developed producing	2,449	35,954
Estimated proved developed non-producing	2,491	14,271
Estimated proved undeveloped	9,767	11,797
Total estimated proved reserves	14,707	62,022

	Proved Developed		Proved Undeveloped
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Offshore
Federal waters	1,028	1,394	7,159	7,159
Shallow state waters	1,937	19,725	226	1,087
Onshore
Onshore Texas and Louisiana	1,183	27,398	324	651
Resource Plays
Oklahoma	473	1,446	1,924	2,633
California	319	262	134	267
Total	4,940	50,225	9,767	11,797

We have historically added reserves through our exploration program and development activities. Changes in proved reserves were as follows:

	December 31,
In MBoe	2012	2011	2010
Proved reserves beginning of year	23,459	18,779	20,204
Revisions of previous estimates	1,249	3,676	836
Extensions, discoveries and other additions	4,508	4,992	1,500
Production	(4,172)	(3,988)	(3,761)
Proved reserves end of year	25,044	23,459	18,779

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs. Revisions of 1,249 MBoe mainly include downward revisions in wells drilled in the shallow waters of Louisiana and upward revisions in wells located onshore Texas and in federal waters. Revisions of 3,676 MBoe during 2011 include additions due to additional production history for our wells drilled onshore in Texas and in the shallow waters of Louisiana. Revisions of 836 MBoe during 2010 include reserve additions for some of our wells in shallow state waters due to remedial work performed during the year.

Extensions, discoveries and other additions. These are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. During 2012, we had extensions and discoveries of 4,508 mainly due to new wells drilled onshore in Texas and Oklahoma. During 2011, we had extensions and discoveries of 4,992 MBoe due to new wells drilled onshore in

Texas, due to new wells drilled in the shallow waters in Louisiana and due to a well drilled in California. Extensions, discoveries and other additions at December 31, 2010 include new wells drilled onshore in Texas and additional reserves in Oklahoma.

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

To establish reasonable certainty with respect to our estimated proved reserves, our internal reserve engineers and Netherland, Sewell & Associates, Inc., H.J. Gruy and Associates, Inc. and Cawley, Gillespie & Associates, Inc., our independent petroleum engineers, employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves, material balance calculation or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using pore volume calculations and performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

Qualifications of technical persons and internal controls over reserves estimation process. During 2012, we used the services of three independent petroleum engineering firms: Netherland, Sewell & Associates, Inc., H.J. Gruy and Associates, Inc. and Cawley, Gillespie & Associates, Inc. (“Independent Engineers”). In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and guidelines established by the SEC, our Independent Engineers estimated 100% of our proved reserve information as of December 31, 2012 included in this annual report. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished the Independent Engineers in their reserves estimation process. Our technical team meets regularly with representatives of the Independent Engineers to review properties and discuss methods and assumptions used in the Independent Engineers’ preparation of the year-end reserves estimates. All field and reserve technical information, which is updated annually, is assessed for validity when the Independent Engineers hold technical meetings with our internal staff of petroleum engineers, operations and land personnel to discuss field performance and to validate future development plans. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of the Independent Engineers’ reserve reports are reviewed with representatives of each Independent Engineer, respectively, and our internal technical staff before dissemination of the information. Additionally, our senior management reviews and approves the Independent Engineers’ reserve reports and any internally estimated significant changes to our proved reserves on a quarterly basis.

Our Vice President of Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of our reserves estimates. He has a BS degree in Civil Engineering and an MBA in Finance. He has over 30 years of industry experience with positions of increasing responsibility in operations, acquisitions, engineering and evaluations. He has worked in the area of reserves and reservoir engineering since 1985 and is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers. He is a registered Professional Engineer in the State of Louisiana. Our Vice President of Reservoir Engineering reports directly to our Senior Vice President of Exploration and our Chief Operating Officer. Reserves estimates are reviewed and approved by senior engineering staff with final approval by our Chief Operating Officer and certain other members of senior management.

Within Netherland, Sewell & Associates, Inc., the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell & Associates, Inc. summary reserve report incorporated herein are Mr. James E. Ball and Mr. David J. Ryan. Mr. Ball has been practicing consulting petroleum engineering at Netherland, Sewell & Associates, Inc. since 1998. Mr. Ball is a Licensed Professional Engineer in the State of Texas (License No. 57700) and has over 32 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1980 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Ryan has been practicing consulting petroleum geology at Netherland, Sewell & Associates, Inc. since 1995. Mr. Ryan is a Certified Petroleum Geologist in the State of Texas (License No. 3868) and has over 28 years of practical experience in petroleum geosciences, with over 18 years of experience in the estimation and evaluation of reserves. He graduated from Central Michigan University with Bachelor Degrees in Geology, Earth Science, and Biology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Within Cawley, Gillespie & Associates, the technical person primarily responsible for preparing the estimates set forth in the RAAM Global Energy Company December 31, 2012 summary reserve report incorporated herein is Mr. Bob Ravnaas. Mr. Bob Ravnaas is a Licensed Professional Engineer in the State of Texas (License No. 61304) and has thirty years of experience in the evaluation of oil and gas reserves. He holds a Bachelor of Science Degree in Chemical Engineering from the University of Colorado and a Masters Degree in Petroleum Engineering from the University of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Within Cawley, Gillespie & Associates, the technical person also responsible for preparing the estimates set forth in the RAAM Global Energy Company December 31, 2012 summary reserve report incorporated herein is Mrs. Kellie Jordan. Mrs. Jordan has over eight years of experience in the evaluation of oil and gas reserves. She holds a Bachelor of Science Degree in Petroleum Engineering from the University of Texas. She is also a member of the Society of Petroleum Engineers.

Proved undeveloped reserves. Our proved undeveloped reserves at December 31, 2012 were 11.7 MMBoe, consisting of 9.8 MMBbls of crude oil and 11.8 Bcf of natural gas. Our proved undeveloped reserves as of

December 31, 2012 increased approximately 33% over those as of December 31, 2011. The largest increase in proved undeveloped reserves was the result of drilling activities with a new joint venture partner in the Mississippi Chat and Mississippi Lime area of Oklahoma. Other areas which saw increases were in the federal waters offshore, shallow waters offshore and onshore Texas. Estimated future development costs relating to the development of 2012 year-end proved undeveloped reserves, as shown in our December 31, 2012 reserve report, is $178.3 million, of which 2013 and 2014 expenditures are estimated to be $25.4 million and $69.8 million, respectively. All proved undeveloped reserves are scheduled to be drilled by 2016. In addition, one of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease accounts for 71.2% of our proved undeveloped reserves at December 31, 2012 and remains to be drilled or developed. The BOEMRE’s moratorium and substantive changes to regulations for drilling will have an effect on this lease. The amendments to OPA will also affect this lease and our other offshore operations. On January 25, 2011, we filed suit against the United States Government claiming a breach of contract on the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). For additional information regarding this suit, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Capital Expenditure Budget

We have a total capital expenditure budget of $161 million for 2013, which is a 11% decrease over the $181 million invested during 2012. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

The 2013 capital budget consists of:

•	$8 million for geological and geophysical costs, including leasing;

•	$40 million for Louisiana state water drilling and development;

•	$48 million for onshore conventional drilling and development;

•	$28 million for Oklahoma and California drilling and development;

•	$17 million for projects in progress; recompletions; and plugging and abandonment; and

•	$20 million for new ventures to be developed.

While we have budgeted $161 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2013 capital budget has been funded from our cash flows from operations.

We currently project our remaining 2013 capital expenditures will be funded from existing cash flow and projected cash flow from new wells. In February 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for approximately $17.4 million. The proceeds from this sale will also be used towards capital expenditures. Although the Company has no current plans to use the Amended Revolving Credit Facility to fund capital expenditures, should the production from new wells and from the success of additional drilling not be sufficient to meet our capital expenditure requirements, the company could use the Amended Revolving Credit Facility to bridge any deficiency in order to continue the exploration and development activities.

For additional information please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Developed and Undeveloped Acreage

The following table presents the total gross and net developed and undeveloped acreage by region as of December 31, 2012:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	18,359	16,446	62,159	61,610	80,518	78,056
Shallow waters(2)	7,836	5,648	5,408	5,345	13,244	10,993
Onshore
Texas and Louisiana(3)	6,610	5,899	60,772	39,629	67,382	45,528
Resource Plays
Tuscaloosa Marine Shale	—	—	105	17	105	17
Tucumcari Basin Tight Sands	—	—	45,796	7,145	45,796	7,145
Monterey Shale	800	800	35,686	27,060	36,486	27,860
Mississippi lime (OK)	27,100	13,550	119,800	52,972	146,900	66,522
Niobrara	—	—	45,608	24,319	45,608	24,319
Mississippi lime (TX)	—	—	101,126	89,075	101,126	89,075
Total	60,705	42,343	476,460	307,172	537,165	349,515

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2012 that will expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters	10,000	10,000	30,000	30,000	—	—
Shallow waters	662	662	—	—	—	—
Onshore
Texas and Louisiana	28,087	13,551	19,551	12,709	4,703	1,805
Resource Plays
Tuscaloosa Marine Shale	105	17	—	—	—	—
Tucumcari Basin Tight Sands	13,208	2,119	13,089	1,768	2,623	226
Monterey Shale	3,641	1,966	1,323	1,066	11,878	8,844
Mississippi lime (OK)	320	160	—	—	—	—
Mississippi lime (TX)	1,353	1,303	3,528	3,058	1,749	1,609
Total	57,376	29,778	67,491	48,601	20,953	12,484

Drilling Activity

During the three years ended December 31, 2012, we drilled exploratory and development wells as set forth in the table below:

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	6.0	2.3	8.0	3.2	2.0	1.3
Natural Gas	4.0	2.2	3.0	2.2	3.0	2.4
Dry	2.0	1.7	2.0	2.0	3.0	2.6
Total Exploratory Wells	12.0	6.2	13.0	7.4	8.0	6.3
Development Wells
Oil	15.0	6.1	—	—	—	—
Natural Gas	4.0	2.8	2.0	1.5	1.0	0.8
Dry	—	—	—	—	—	—
Total Development Wells	19.0	8.9	2.0	1.5	1.0	0.8
Total Wells	31.0	15.1	15.0	8.9	9.0	7.1

Our rig activity during 2013 will be dependent on crude oil and natural gas prices and, accordingly, our rig count may increase or decrease from current levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost.

Summary of Oil and Natural Gas Properties and Projects Offshore

We operated 23 offshore production platforms with 28 producing wells as of December 31, 2012. Production from our offshore assets averaged 6,061 Boepd for the year ended December 31, 2012. Our offshore staff includes 3 explorationists who generate prospects from our extensive, modern 3-D seismic database. Our offshore operations cover three core areas of production in the Gulf of Mexico: (1) the West Cameron 368 Field production area in shallow United States federal waters, (2) the Ship Shoal production area in shallow United States federal waters, and (3) the Breton Sound production area in shallow state waters. In each of these core areas, we have platforms, production facilities, and pipelines in place, where production from new wells can be established quickly. We have a significant inventory of drilling prospects in each of these core areas. In the United States federal waters, we hold 16,446 net acres by production and we have 61,610 net acres that remain undrilled in primary term contracts. In the state waters of Louisiana, we hold 5,648 net acres by production.

One of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease accounts for 71.2% of our proved undeveloped reserves at December 31, 2012 and remains to be drilled or developed. The BOEMRE’s moratorium and substantive changes to regulations will impact our ability to obtain a permit to develop this lease or otherwise operate as originally contemplated under the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). The amendments to OPA will also affect this lease and our other offshore operations. On January 25, 2011, we filed suit against the United States Government claiming a breach of contract on the lease governing the Flatts’ Guitar Prospect. In March 2013, the United States government was granted summary judgment on those claims and we intend to appeal that judgment. For additional information regarding this suit, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

West Cameron 368 Field. The West Cameron 368 Field was one of our first discoveries in the Gulf of Mexico. We have drilled 22 successful wells out of 24 wells drilled and have produced over an aggregate gross 120 Bcf and 1.0 MMBbls since our first discovery in 1986. West Cameron 368 Field represented 7% of our average daily production for the year ended December 31, 2012.

Ship Shoal 154 Field. In 1989, we farmed out Ship Shoal 150 Block from Chevron. In 1990, we drilled our first successful well on this prolific salt dome. We have drilled 17 wells based on our 3-D seismic analysis and we have completed 11 of these wells as commercial oil producers. We have produced over an aggregate gross 8.8 Bcf and 11.9 MMBbls to date from Ship Shoal. Ship Shoal 154 Field represented 5% of our average daily production for the year ended December 31, 2012.

Breton Sound 53 Field. The Breton Sound 53 Field has been a core area for our offshore operations since we first acquired and completed the Virgo BS 52 SL 12806 Century #1 well in 1989. This well established the first geopressured production in the Breton Sound 53 Field, which has subsequently grown to become the Company’s most prolific offshore field to date. We have 10,993 net acres under lease and operate two manned production platforms in the Breton Sound 53 Field. The Breton Sound 53 Field represented 41% of our average daily production for the year ended December 31, 2012. We drilled one development well in this area during 2012 and placed a well that was drilled at the end of last year on production.

Onshore

Production from our onshore properties in the Gulf Coast averaged 4,965 Boepd for the year ended December 31, 2012.

Eocene Yegua/Cook Mountain. During 2012, we continued our onshore drilling program. The Eocene Yegua/Cook Mountain trend in southeast Texas has been a core area for us since 2005. We performed 3-D seismic of the 167 square mile JASPO proprietary in 2005 and have since merged this data with over 300 square miles of licensed 3-D data. Production from this area averaged 4,534 Boepd for the year ended December 31, 2012. The Eocene Yegua/Cook Mountain trend represented 40% of our average daily production for the year ended December 31, 2012. We drilled and completed four successful wells in this area during 2012 and placed a well drilled during 2011 into production resulting in a total of 15 wells producing in this area during 2012. We also drilled three additional wells during 2012 that were not online at year-end.

Other Non-Core. During 2012 three of the non-core wells were sold and at year-end we had one non-core area well located in Louisiana. These wells accounted for 2% of our average net daily production for the year ended December 31, 2012.

Resource

We have significant land positions in the following unconventional tight sand and shale plays in the United States, which are in various stages of development: (1) Mississippian Chat and Lime, Pennsylvanian Sands (Oklahoma, oil), (2) Monterey Shale (California, oil), (3) Niobrara Sands (Colorado, oil), (4) Mississippi Lime (Texas, oil).

Although we have several resource projects in various stages of development, during 2012 we focused on our Oklahoma and California assets.

Mississippi Lime (OK). We own and operate an Osage tribe concession consisting of 37,290 net concession acres. We also participate in a joint venture consisting of producing acreage of 1,520 net acres. We are a non-operator in this joint venture. Through the joint venture, we have drilled 21 wells in our concession, 19 of which have been successful and are currently producing 27 wells (91% success rate). Average net daily production for the year ended December 31, 2012 from the Oklahoma concession was approximately 61 Boepd with estimated proved reserves of 900 MBoe.

In 2011, we acquired 63,000 additional net acres in Oklahoma and Kansas, all of which are prospective in the Mississippian Chat and Lime formations. As a part of one of the joint ventures, we entered into a turnkey drilling contract for four horizontal wells to be drilled in the Mississippi Lime formation. All four wells have been drilled with three being completed and currently under evaluation. The fourth is waiting to be completed. During 2012 we sold our portion of the acreage to the operator for $10 million.

During 2011, we also entered into another joint venture where we acquired 27,712 net acres and during 2012 drilled and placed online 12 wells that produced a net average production of 48 Boepd with estimated proved reserves of 2,177 MBoe.

San Joaquin Basin (Conventional and Unconventional). We have established an office in Bakersfield, California and have begun a major exploration program in the San Joaquin Basin. The program is focusing on both conventional and unconventional plays. We have acquired 3-D and 2-D seismic data over the prospective area. We have approximately 27,860 net acres under lease as of December 31, 2012. Our first well was drilled in the 4th quarter of 2011 and came online during May 2012. Subsequently we drilled two additional wells during 2012 and both were online and producing at year-end. The initial well was shut-in at year end for evaluation. Our average net daily production was 264 Boepd with estimated proved reserves of 541 Mboe.

Tucumcari Basin Tight Sands. We currently have 7,145 net acres in a joint venture in the Tucumcari Basin. We own an 18.75% working interest in this project. As this is a dry gas play, we have no plans for any activities in 2013.

Tuscaloosa Marine Shale. In December 2010, we entered into a contractual agreement with a major independent exploration and production company to sell approximately 69,000 net acres of our Tuscaloosa Marine Shale acreage located in Louisiana. In January 2011, we received $13.8 million in payment for these leases. We sold an additional 18,000 acres for $2.2 million in the second quarter of 2011 and currently have 17 net acres remaining.

Niobrara Sands (CO). We have accumulated leases in the Niobrara area of Colorado and currently have 24,319 net acres as of December 31, 2012.

Mississippi Lime (TX). During 2011 and 2012, we have been in the process of purchasing leases in the Mississippi Lime area of Texas and as of December 31, 2012 we have 89,075 net acres. During the first quarter 2013, we sold a 50% working interest to an unrelated third party and are in the process of developing plans for the exploitation of this area.

Production, Price and Cost History

Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. During 2012, our gas prices have been lower than average due to the number of new gas wells being drilled in the shale areas causing a large supply. But coupled with these lower gas prices have been higher oil prices due to increase demand due to modest improvements in our economy and due to the large premium that is being received for South Louisiana Sweet barrels. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect such volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2012, 2011 and 2010. For additional information on price calculations, see information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010
Net production volumes:
Oil (Bbl)	1,103,653	1,050,092	1,065,784
Natural gas (Boe)	3,068,547	2,938,407	2,695,394
Oil equivalents (Boe)	4,172,200	3,988,499	3,761,178
Average sales price per unit:(1)
Oil (Bbl)	$100.35	$97.04	$75.66
Natural gas (Mcf)	$4.53	$5.53	$7.25
Oil equivalents (Boe)	$46.54	$49.98	$52.59
Costs and expenses per Boe:
Lease operating expenses	$8.52	$8.61	$8.39
Depreciation, depletion and amortization	$18.68	$16.95	$19.13
General and administrative expenses	$5.18	$7.03	$4.42

(1)	Average prices presented give effect to our hedging. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Oil and Gas Hedging” for a discussion of our hedging activities.

Net production volumes for the year ended December 31, 2012 were 4,172 MBoe, a 5% increase from net production of 3,988 MBoe for 2011. Our net production volumes increased 184 MBoe over 2011 net production volumes mainly due to the successful drilling and completion of onshore wells in Texas and onshore wells in California. Our average oil sales prices, without the effect of realized derivatives, increased $.81 per Bbl to $102.71 per Bbl for the year ended December 31, 2012 from $101.90 per Bbl for the year ended December 31, 2011. Giving effect to our derivative transactions in both periods, our oil prices increased $3.31 per Bbl to $100.35 per Bbl for the year ended December 31, 2012 from $97.04 per Bbl for the year ended December 31, 2011. Our average gas sales prices, without the effect of realized derivatives, decreased $1.46 per mcf to $3.28 per Mcf for the year ended December 31, 2012 from $4.74 per Mcf for the year ended December 31, 2011. Giving effect to our derivative transactions in both periods, our gas prices decreased $1.00 per Mcf to $4.53 for the year ended December 31, 2012 from $5.53 per Mcf for the year ended December 31, 2011. Our lease operating expenses decreased $0.09 per Boe, or 1.0%, to $8.52 per Boe for the year ended December 31, 2012 from $8.61 per Boe for the year ended December 31, 2011 mainly due to new onshore production.

Net production volumes for the year ended December 31, 2011 were 3,988 MBoe, an 6% increase from net production of 3,761 MBoe for 2010. Our net production volumes increased 227 MBoe over 2010 net production volumes mainly due to successful drilling and completion of onshore wells in Texas and offshore wells in Louisiana. Our average oil sales prices, without the effect of realized derivatives, increased $26.64 per Bbl to $101.90 per Bbl for the year ended December 31, 2011 from $75.26 per Bbl for the year ended December 31, 2010. Giving effect to our derivative transactions in both periods, our oil prices increased $21.38 per Bbl to $97.04 per Bbl for the year ended December 31, 2011 from $75.66 per Bbl for the year ended December 31, 2010. Our average gas sales prices, without the effect of realized derivatives, increased $.01 per mcf to $4.74 per Mcf for the year ended December 31, 2011 from $4.73 per Mcf for the year ended December 31, 2010. Giving effect to our derivative transactions in both periods, our gas prices decreased $1.72 per Mcf to $5.53 for the year ended December 31, 2011 from $7.25 per Mcf for the year ended December 31, 2010. Our lease operating expenses increased $0.22 per Boe, or 2.6%, to $8.61 per Boe for the year ended December 31, 2011 from $8.39 per Boe for the year ended December 31, 2010 mainly due to new offshore production.

The following table sets forth information regarding our average net daily production for the years ended December 31, 2012 and 2011:

	Average Net Daily Production for the Year Ended December, 2012			Average Net Daily Production for the Year Ended December, 2011
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore
Federal waters(1)	555	4,968	1,383	760	7.611	2.029
State waters(2)	1,047	21,784	4,678	1,088	20,314	4,473
Onshore
Texas, Louisiana and Mississippi(3)	1,111	23,125	4,965	958	20,369	4,353
Resource Plays
Oklahoma and California	302	427	373	71	9	72
Total	3,015	50,304	11,399	2,877	48,303	10,927

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Productive Wells

The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2012:

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	11.0	8.3	3.0	2.7	14.0	11.0
State waters (2)	5.0	3.1	9.0	7.7	14.0	10.8
Onshore
Texas and Louisiana(3)	3.0	1.9	15.0	10.0	18.0	11.9
Resource Plays
Oklahoma and California	41.0	20.3	—	—	41.0	20.3
Total	60.0	33.6	27.0	20.4	87.0	54.0

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

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

We sold natural gas and oil production representing 10% or more of our natural gas and oil revenues for the years ended December 31, 2012, 2011 and 2010 to four customers. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations.

Delivery Commitments

In order to get better pricing from our intrastate markets, we have committed gas production for several of our onshore properties to various purchasers. During 2012, we sold the well in Louisiana that had a life of lease commitment for gas sales. Six of our wells located onshore in Texas have gas commitments through April 30, 2013 and produced approximately 10% of our production during December 2012. We have one well located onshore in Texas which has a gas commitment through October 31, 2013 and produced approximately 1% of our production. The remaining gas production is being sold pursuant to month-to-month marketing arrangements which require either a 30 day or 60 day termination notice by both parties. All of our oil is being sold pursuant to month-to-month marketing contracts that are terminable by either party with a 30 day notice. None of the commitments have required minimum daily production volumes.

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

Intellectual Property

The majority of the Company’s 3-D seismic data is licensed from the owners of the data under long-term, non-exclusive agreements. These licenses range in term from 25 to 50 years. At times, licensed 3-D data is re-processed on a proprietary basis by the Company. This reprocessed data is uniquely controlled by the Company, but is still subject to the underlying license agreements, with the Company having no ownership rights. The Company is a majority owner of the JASPO 3-D survey and the Rivers Edge 3-D covering certain lands in the upper Texas Gulf Coast. Several successful wells have been drilled on the JASPO 3-D survey. The Rivers Edge 3-D is an extension of and adjacent to the JASPO 3-D and will be the focus of our exploration activities in the Texas Yegua Trend in 2013. The Company does not have any current plans to sell its ownership in these surveys, but may grant non-exclusive licenses to third parties in the future.

Employees

As of December 31, 2012, we had 65 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

Environmental and Occupational Health and Safety Matters

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

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or new interpretations of enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on our financial condition or results of operations, we cannot provide any assurance that we will be able to remain in compliance in the future with respect to existing or new laws and regulations or the terms and conditions required of required permits or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of some of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substance Releases

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (the “CERCLA”), also known as the “Superfund” law, and comparable state statutes impose joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so–called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance found at the site. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent state statutes.

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

Nonhazardous and Hazardous Solid Waste Handling and Disposal

The federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of nonhazardous and hazardous solid waste. Although oil and natural gas waste generally is exempt from regulation as a hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA. Although a substantial amount of the drilling fluids, produced waters and most other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous wastes under RCRA and instead are regulated under less stringent nonhazardous waste provisions of RCRA, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of nonhazardous waste or categorize some nonhazardous waste as hazardous in the future. Any repeal or modification of this exception or similar exceptions under state law could result in an increase in our costs to manage and dispose of generated waste, which could have a material adverse effect on our results of operations and financial position.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to RCRA, CERCLA and analogous state laws. Under these laws, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination caused by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Water Discharges

The federal Water Pollution Control Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for noncompliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

Releases of Oil

The primary federal law for oil spill liability is the Oil Pollution Act, as amended (the “OPA”), which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the Outer Continental Shelf (“OCS”) or adjoining shorelines. A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. As a result of the Deepwater Horizon incident, legislation was proposed in a prior session of Congress to increase the minimum level of financial responsibility to $300 million. While the legislation failed to pass, it is possible that similar legislation could be introduced in the future; if such proposed legislation were adopted, we could experience difficulty in providing financial assurances sufficient to comply with this requirement, in which event, we could be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement. Such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether OPA legislation regarding an increase in financial responsibility required for companies operating on the OCS will be introduced into the current or future sessions of Congress. In any event, if there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, on August 16, 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. We believe we are in substantial compliance with the requirements of these new regulations.

Climate Change

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews of certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities, on an annual basis. Certain of our oil and natural gas operations are subject to such greenhouse gas reporting requirements, and we monitor our emissions to make such required reports when due.

While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations that require reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

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

Endangered Species Act

The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

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

We believe that we are in substantial compliance with all existing environmental and occupational health and safety laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2012, 2011 and 2010. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition or results of operations.

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

Drilling and Production

Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulations include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled; and

•	the plugging and abandoning of wells.

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

More comprehensive and stringent regulation in the U.S. Gulf of Mexico in the aftermath of the Macondo well oil spill may result in increased costs and delays in offshore oil and natural gas exploration and production operations, which costs and delays may be significant.

Following an April 30, 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deep water in the U.S. Gulf of Mexico, there have been a series of regulatory initiatives developed and implemented at the federal level to address the direct impact of the incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2012, the U.S. Department of the Interior (“DOI”), through a series of its bureaus that have since evolved into the present day Bureau of Ocean Energy Management (“BOEM”) and Bureau of Safety and Environmental Enforcement (“BSEE”) has issued a variety of regulations and Notices to Lessees and Operators (“NTLs”) intended to impose additional safety, permitting and certification requirements applicable to exploration, development and production activities in the U.S. Gulf of Mexico. These regulatory initiatives effectively slowed down the pace of drilling and production operations in the U.S. Gulf of Mexico as adjustments were being made in operating procedures, certification requirements and lead times for inspections, drilling applications, drilling permits, and exploration and production plan reviews, and as the federal agencies evolved into their present day bureaus.

Under the DOI’s current organizational format, the BOEM administers offshore leasing, resource evaluation, oil and natural gas exploration and production plan reviews, renewable energy development, NEPA analyses, and environmental studies whereas the BSEE manages responsibility for the safety and enforcement functions imposed on offshore oil and natural gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and compliance programing and training. As one of many offshore oil and natural gas exploration and production operators, we are required to comply with this more comprehensive and stringent array of legal requirements as conditions to initiating and/or continuing offshore activities in the U.S. Gulf of Mexico, compliance with which has made it more difficult and costly in proceeding with those activities and more prone to potential delays, whether due to permit delays, the aggregate effect of more regulation, the need for new or retrofitted equipment, updated processes or qualified personnel, or otherwise.

In addition to the array of new or revised safety, permitting and certification requirements developed and implemented by the DOI in the past few years, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production such as, for example, a proposal to significantly increase the minimum financial responsibility demonstration required under the OPA. To the extent that the existing regulatory initiatives implemented and pursued over the past few years or any future restrictions, whether through legislative or regulatory means or increased or broadened enforcement programs, foster uncertainties or delays in our offshore oil and natural gas development or exploration activities, then such conditions may have a material adverse effect on our results of operations and financial position.

Requirements and permitting procedures imposed by the BOEM or BSEE could significantly delay our receipt of, or performance under, permits to drill new wells in offshore waters.

Subsequent to the Deepwater Horizon incident in ultra-deep waters of the U.S. Gulf of Mexico, in 2010, the DOI, through a series of its bureaus that have since evolved into the present day BOEM and BSEE issued a series of regulatory requirements imposing new standards and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

•

The Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements.

•

The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes, and also requires certifications of compliance from senior corporate officers.

•

The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams.

•

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

Following the issuance of these new regulatory requirements, the BOEM and BSEE have been taking much longer than in the past to review and approve permits for new wells. These new requirements and any associated permitting delays increase the costs of preparing permit applications and will increase the costs of new wells, well workovers and well re-completions, particularly for wells drilled in deeper water on the OCS. We are uncertain what long-term effect, if any, the BOEM’s or BSEE’s additional regulatory requirements and permitting procedures will have on our existing offshore operations and our ability to develop the Flatts’ Guitar Prospect. Accordingly, we may be subject to a variety of unforeseen adverse consequences arising directly or indirectly from these new regulatory requirements.

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

In addition to the NTLs discussed previously, the DOI, through its bureaus, issued an NTL, effective October 15, 2010, that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease in the U.S. Gulf of Mexico. Historically, many oil and natural gas producers in the Gulf of Mexico have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The recently issued NTL sets forth new standards that trigger decommissioning timing requirements; any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years time. Plugging or abandonment of wells may be delayed by two years if all of such well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. Moreover, the implementation of this NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related asset retirement obligations.

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

Our future revenues, profitability and cash flow will depend substantially upon the prices and demand for oil and natural gas. The markets for these commodities are volatile and even relatively modest drops in prices can affect our financial results and impede our growth. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supplies of oil and natural gas;

•	price and quantity of foreign imports of oil and natural gas;

•	the cost of exploring for, developing, producing, transporting and marketing oil and natural gas;

•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil and natural gas price and production controls;

•	level of consumer product demand;

•	level of global oil and natural gas exploration and productivity;

•	domestic and foreign governmental regulations;

•	level of global oil and natural gas inventories;

•

political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America, Africa, Australia and Russia;

•	weather conditions;

•	technological advances affecting oil and natural gas consumption;

•	volatile trading patterns in the commodity-futures markets;

•	overall United States and global economic conditions; and

•	price and availability of alternative fuels.

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

Approximately 46.8% of our total estimated proved reserves at December 31, 2012 were classified as proved undeveloped and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2012, approximately 46.8% of our total estimated proved reserves were undeveloped. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs as shown in our reserve report of approximately $178.3 million, of which $25.4 million, $69.8 million and $58.4 million are expected to be incurred in 2013, 2014 and 2015, respectively. We cannot be sure that these estimated costs are accurate. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations. For a more detailed discussion of our current liquidity, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report.

In addition, one of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease accounts for 71.2% of our proved undeveloped reserves at December 31, 2012 and accounts for $122 million of the total capital expenditures of $178.3 million included in our reserve report, of which $55.2 million and $45.7 million are scheduled to be expended during 2014 and 2015, respectively. We are unsure what long-term effect, if any, the BOEMRE’s new regulatory requirements and permitting procedures will have on our ability to develop this lease or our other offshore operations. We are also unsure what effect, if any, amendments to OPA will have on this lease and our other offshore operations. However, it is possible that due to changes in regulation we will be unable to develop our proved undeveloped reserves.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of certain key management personnel, including Howard A. Settle, our President, Chief Executive Officer, and Chairman of the Board of Directors, Jonathan B. Rudney, Co-Founder and a member of our Board of Directors, Jeff T. Craycraft, our Treasurer and Chief Financial Officer, and Elizabeth A. Barr, our Vice President of Administration. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success is dependent on our ability to continue to employ and retain skilled technical personnel. Competition for such professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

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

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Colombia in September of 2012 although the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant.” The Act and CFTC rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have material adverse effect on our financial condition and results of operations.

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

The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, production, exploitation and acquisition of crude oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures. Conversely, a significant decline in product prices could result in a decrease in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows from operations and through borrowings under our Amended Revolving Credit Facility, however, our financing needs may require us to alter or increase our capitalization substantially. The issuance of additional debt may require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of crude oil and natural gas we are able to produce from existing wells;

•	the prices at which our crude oil and natural gas are sold;

•	our ability to acquire, locate and produce new reserves; and

•	the ability of our banks to lend.

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

Our business involves a variety of inherent operating risks, including:

•	fires;

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	title problems;

•	explosions;

•	blow-outs and surface cratering;

•	uncontrollable flows of crude oil, natural gas, formation water or well fluids;

•	natural disasters, such as hurricanes and other adverse weather conditions;

•	pipe, cement, subsea well or pipeline failures;

•	casing collapses;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	abnormally pressured formations;

•	shortages of, or delays in, obtaining drilling rigs or equipment, or water for hydraulic fracturing activities; and

•

environmental hazards, such as natural gas leaks, crude oil spills, pipeline or tank ruptures, encountering naturally occurring radioactive materials and unauthorized discharges of brine, well fluids, toxic gases or other pollutants into the surface and subsurface environment.

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses due to costs and/or liability incurred as a result of:

•	injury or loss of life;

•	severe damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repairs to resume operations.

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

We currently operate 100% of our conventional wells; however, as we carry out our planned drilling program, we will not serve as operator of all planned wells. We conduct and will conduct many of our operations through joint ventures in which we share control with other parties. We are not the well operator for several of our joint ventures. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the project or us. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	the availability of suitable drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

•	the operator’s expertise and financial resources;

•	approval of other participants in drilling wells;

•	selection of technology; and

•	the rate of production of the reserves.

Our insurance may not protect us against all business and operating risks.

We do not maintain insurance for all of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Therefore, we will not be fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. As a result of a number of recent catastrophic events like the terrorist attacks on September 11, 2001 and Hurricanes Katrina, Rita, Gustav and Ike, as well as the recent Deepwater Horizon disaster, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered extensive damage from Hurricanes Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005, or if there is another catastrophic event similar to the Deepwater Horizon incident, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. Our business interruption insurance may not be economically available in the future, which could adversely impact business prospects in the Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

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

Our oil and natural gas exploration, development and production operations are subject to stringent federal, regional, state and local laws and regulations governing the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of a permit before conducting drilling or other regulated activity commences;

•	restrict the types, quantities and concentration of materials that can be released into the environment in connection with regulated activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	impose substantial liabilities for pollution resulting from operations; and

•	require decommissioning or plugging of abandoned platforms and wells.

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

Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

•	our ability to obtain leases or options on properties for which we have 3-D seismic data;

•	our ability to acquire additional 3-D seismic data;

•	our ability to identify and acquire new exploratory prospects;

•	our ability to develop existing prospects;

•	our ability to continue to retain and attract skilled personnel;

•	our ability to maintain or enter into new relationships with project partners and independent contractors;

•	the results of our drilling program;

•	hydrocarbon prices; and

•	our access to capital.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA that, among other things, establish PSD provisions and Title V operating permit reviews of certain large stationary sources that are potential major sources of greenhouse gas emissions. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, onshore and offshore oil and natural gas production facilities, on an annual basis, which includes certain of our oil and natural gas operations .

While the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations that require reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

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

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and natural gas from new wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We recently utilized hydraulic fracturing in the completion and development of one of our horizontal wells and we have used hydraulic fracturing in the completion of four vertical wells in the Texas Yegua Trend. We intend to use the process for certain of our future wells. The process is typically regulated by state oil and gas commissions or other similar state agencies but the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including, the U.S. Department of Energy and the U.S. Department of the Interior have evaluated or are evaluating different aspects of how hydraulic fracturing might adversely affect the environment. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or under newly established legislation.

Our estimates of proved reserves have been prepared under SEC rules that went into effect for fiscal years ending on or after December 31, 2009. This timing may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This annual report includes estimates of our proved reserves as of December 31, 2012, which have been presented pursuant to SEC rules that require companies to prepare their reserves estimates using updated reserve definitions and pricing based on 12-month unweighted first-day-of-the-month average pricing. The rules in effect for years ending before December 31, 2009 required that reserve estimates be calculated using year-end pricing. Under the current rules the pricing that was used for estimates of our reserves as of December 31, 2012 was based on an unweighted average 12-month West Texas Intermediate posted price of $91.21 per Bbl for oil and a Henry Hub spot price of $2.76 per MMBtu for natural gas. As a result of these changes, direct comparisons to our prior period reserves amounts may be more difficult.

Another impact of the current SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our future proved undeveloped reserves if we do not drill and develop those reserves within the required five-year timeframe.

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

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. For the years prior to 2009, we based the estimated discounted future net revenues from our proved reserves on prices and costs in effect on the day of the estimate. In accordance with new SEC requirements, we currently base the estimated discounted future net revenues from our proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for crude oil and natural gas;

•	actual cost of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

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

The successful acquisition of producing properties requires an assessment of numerous factors beyond our control, including, without limitation:

•	recoverable reserves;

•	exploration potential;

•	future oil and natural gas prices;

•	operating costs; and

•	potential environmental and other liabilities.

In connection with such an assessment, we perform a review of the subject properties. The resulting assessments are inexact and their accuracy uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is made. Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the federal and state waters of the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas and California, we may pursue acquisitions or properties located in other geographic areas.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

President Obama’s proposed Fiscal Year 2013 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to: (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available to us with respect to our oil and natural gas exploration and development activities, and any such change could have an adverse effect on our financial condition and results of operations.

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

The covenants contained in the indenture governing the Senior Notes and our Amended Revolving Credit Facility could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the Senior Notes or other indebtedness and increasing the risk that we may default on our debt obligations;

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•	limiting management’s discretion in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to hedge our production;

•	detracting from our ability to withstand successfully a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because debt under our Amended Revolving Credit Facility may vary with prevailing interest rates.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 19,673 square foot building in The Woodlands, Texas. We lease 7,735 square feet of office space in Lexington, Kentucky from one of our affiliates that expires on December 31, 2015, see Item 13, “Certain Relationships and Related Party Transactions.” We also lease 16,206 square feet of office space in New Orleans, Louisiana, which expires on May 31, 2015. We also lease 3,679 square feet of office space in Denver, Colorado, which expires on April 30, 2014. We also lease 3,103 square feet of office space in Bakersfield, California which expires on August 31, 2013.

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

The Company and three other operators in the Breton Sound Area are required to design and conduct a produced water study pursuant to a compliance order issued by the Louisiana Department of Environmental Quality (LDEQ) prohibiting the commercial discharge of produced water from facilities in coastal waters of Louisiana. The study is currently in the design phase and a completed format of the proposed study will be submitted to the LDEQ for the agency’s approval before July 1, 2013. Once the program format has been approved by the LDEQ, we will implement the program by collecting samples of produced water ready for discharge and recording the analytical results of testing performed. The compliance order has been extended until June 30, 2016 so that the necessary sampling and analyses may be performed and the results evaluated to determine whether a waiver may be issued by the LDEQ that would allow similar type discharges from these coastal facilities on a going forward basis or if other, potentially more costly, remedial measures, such as the injection of generated produced water into offshore disposal wells, may be warranted.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on a United States established public trading market. As of March 22, 2013, there were 178 holders of record of our common stock. During 2013, dividends were declared at $25.00 per share to shareholders of record of our common stock effective March 15, 2013. During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, September 24, 2012 and December 17, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 1, 2011, June 15, 2011, September 15, 2011 and December 1, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 15, 2010, June 15, 2010, September 1, 2010 and December 15, 2010. In a review of our capital expenditures for the 2013 drilling program, the Board of Directors has concluded that it may not be appropriate to pay dividends for the remainder of 2013. The Board of Directors, in its discretion, will continue to make decisions regarding the payment of dividends on a quarterly basis. In addition, the indenture, dated September 24, 2010, we entered into in connection with the issuance of our 12.50% senior secured notes due 2015 (the “2015 Senior Secured Notes Indenture”), limits our ability to pay dividends.

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

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2012.

Item 6. Selected Financial Data

The following table presents our summary consolidated historical financial data for the periods and as of the dates indicated. The statement of operations and balance sheet data for the five years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. For further information that will help you better understand the summary data, you should read this financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and other financial information included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected for any future periods.

	2012	2011	2010	2009	2008
	In thousands
Statement of Operations Data:
Revenues
Gas sales	$83,431	$97,456	$117,176	$154,519	$127,747
Oil sales	110,747	101,906	80,632	84,262	78,990
Insurance proceeds	—	—	—	20,207	2,660

Total revenues	194,178	199,362	197,808	258,988	209,397
Operating expenses:
Production and delivery costs	35,529	34,326	31,569	25,831	19,188
Workover costs	2,772	7,730	10,470	8,439	11,444
Depreciation, depletion and amortization	77,928	67,597	71,954	150,423	90,445
General and administrative expenses	20,780	28,861	16,731	20,573	10,418
Derivative (income) expense	(2,296)	(1,700)	(555)	136	(1,007)

Total operating expenses	134,713	136,814	130,169	205,402	130,488

Income from operations	59,465	62,548	67,639	53,586	78,909
Other income (expenses):
Interest income	78	244	276	363	762
Interest expense	(20,485)	(18,028)	(9,057)	(4,349)	(2,488)
Gain on sale of oil and gas properties	—	—	—	—	48,208
Income (loss) on equity investment	—	(2,044)	(5,156)	492	(7,561)
Loss on sale or disposal of inventory	(954)	(20)	(1,463)	(1,257)	—
Other income (expense), net	431	204	434	861	469

Total other income (expenses)	(20,930)	(19,644)	(14,966)	(3,890)	39,390

Income before taxes	38,535	42,904	52,673	49,696	118,299
Income tax provision	14,237	17,381	13,440	23,995	44,585

Net income including noncontrolling interest	24,298	25,523	39,233	25,701	73,714
Net income attributable to noncontrolling interest	1,314	1,524	1,682	715	1,442

Net income attributable to RAAM Global	$22,984	$23,999	$37,551	$24,986	$72,272

Statement of Cash Flows Data:
Capital expenditures	$181,331	$227,348	$86,936	$137,794	$193,350
Cash flow provided by (used in):
Operating activities	129,109	172,098	114,209	185,505	122,401
Investing activities	(155,838)	(245,204)	(87,838)	(142,334)	(191,522)
Financing activities	43,657	43,817	25,773	(22,335)	45,302
Balance Sheet Data (at period end):
Cash and cash equivalents	$68,671	$51,743	$81,032	$28,888	$10,052
Oil and gas properties, net	674,136	594,831	436,950	432,913	398,756
Total assets	799,322	723,476	597,286	555,848	634,527
Total debt, including current portion	254,541	204,634	152,653	114,122	128,960
Total shareholders’ equity	305,992	289,183	279,907	258,499	266,674

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

At December 31, 2012, based on the reserve reports, our estimated total proved oil and natural gas reserves were approximately 25,044 MMBoe, with estimated proved developed reserves of 13,311 MMBoe, or 53.2% of our total estimated proved reserves. Oil comprises approximately 58.7% of our total estimated proved reserves. For the year ended December 31, 2012, daily production averaged 11,399 Boepd.

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

	2012
	2012	Q1	Q2	Q3	Q4
Oil:
Average realized price before hedges ($/Bbl)(1)	$102.71	$105.20	$103.12	$102.15	$100.74
Average realized price after hedges ($/Bbl)	$100.35	$94.37	$101.90	$103.75	$100.89
Average price differentials(2)	$13.08	$12.62	$12.27	$14.19	$13.25
Natural Gas:
Average realized price before hedges ($/Mcf)(1)	$3.28	$3.24	$2.94	$3.19	$3.72
Average realized price after hedges ($/Mcf)	$4.53	$4.90	$4.68	$4.34	$4.21
Average price differentials(2)	$0.23	$0.22	$0.36	$0.16	$0.17

	2011
	2011	Q1	Q2	Q3	Q4
Oil:
Average realized price before hedges ($/Bbl)(1)	$101.90	$97.35	$106.27	$95.54	$108.40
Average realized price after hedges ($/Bbl)	$97.04	$93.27	$98.92	$93.06	$102.74
Average price differentials(2)	$14.06	$7.89	$9.78	$14.62	$23.94
Natural Gas:
Average realized price before hedges ($/Mcf)(1)	$4.74	$4.56	$5.34	$4.95	$4.12
Average realized price after hedges ($/Mcf)	$5.53	$6.28	$6.02	$5.37	$4.61
Average price differentials(2)	$0.15	$0.15	$0.23	$0.19	$0.01

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.

(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

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

In 2008, we were the high bidder on a federal lease in the deep water portion of the Gulf of Mexico for Ewing Bank Block 920 for which we made a cash payment of approximately $23.0 million. In April 2010, BP experienced a fire aboard the Deepwater Horizon oil rig operating in ultra-deep water in the Gulf of Mexico. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent future similar disasters. See Item 1A, “Risk Factors—BP’s Deepwater Horizon explosion and ensuing oil spill could have broad adverse consequences affecting our operations in the Gulf of Mexico, some of which may be unforeseeable.” Although most of the proposals to date have been focused on deep water exploration in United States federal waters, and we currently operate in shallow United States federal and Louisiana state waters, one of our offshore federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico on Ewing Bank Block 920. This lease accounts for 71.2% of our proved undeveloped reserves at December 31, 2012 and has not yet been drilled or developed. The Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the United States Department of the Interior’s moratorium and substantive changes to regulations for drilling will impact our ability to obtain a permit to develop this lease or otherwise operate as originally contemplated under the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). The amendments to OPA will have an effect on this lease and our other offshore operations. If we are unable to obtain a permit or develop this lease as originally contemplated under the Flatts’ Guitar Prospect lease, we do believe that the prospect would still provide us with some value, including through potential farmout arrangements and potential direct recourse to the U.S. Government pursuant to the appeal described below. On January 25, 2011, we filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract on the lease governing Ewing Bank Block 920 (the Flatts’ Guitar Prospect). The suit requests that the court provide a judgment equal to the Company’s expectation damages on lost profits, and reasonable costs and attorneys’ fees. The United States Court of Federal Claims granted summary judgment to the United States Government on March 8, 2013 and we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. We cannot be certain of the outcome of this appeal.

We focus our efforts on increasing oil and natural gas reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

Our capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. There was no write down resulting from the “ceiling test” in 2012, 2011, or 2010.

Recent Developments

During the month of March 2013, the Company has received multiple offers from unrelated third parties to participate as promoted working interest partners in our drilling program in Breton Sound in the state waters of Louisiana. The Company is evaluating these offers and if any of these offers to participate are deemed acceptable, then the capital cost to the Company associated with the Breton Sound drilling program will be reduced accordingly.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDA. The following table contains financial and operational data for each of the three years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Average daily production:
Oil (Bbl per day)	3,015	2,877	2,920
Natural gas (Mcf per day)	50,304	48,303	44,308
Oil equivalents (Boe per day)	11,399	10,927	10,305
Average prices:(1)
Oil ($/Bbl)	$100.35	$97.04	$75.66
Natural gas ($/Mcf)	$4.53	$5.53	$7.25
Oil equivalents ($/Boe)	$46.54	$49.98	$52.59
Production expense ($/Boe)	$8.52	$8.61	$8.39
General and administrative expense ($/Boe)	$5.18	$7.03	$4.42
Net income attributable to RAAM Global (in thousands)	$22,984	$23,999	$37,551
EBITDA(2) (in thousands)	$135,634	$127,005	$132,002

(1)	Average prices presented give effect to our hedging. Please see “— Oil and Gas Hedging” for a discussion of our hedging activities.
(2)	EBITDA as used herein represents net income before interest expense, income taxes, depreciation, depletion and amortization. We consider EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to EBITDA for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
	(dollars in thousands)
Net income attributable to RAAM Global	$22,984	$23,999	$37,551
Interest expense	20,485	18,028	9,057
Depreciation, depletion and amortization	77,928	67,597	71,954
Income taxes	14,237	17,381	13,440

EBITDA	$135,634	$127,005	$132,002

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

Workover costs. Workover costs consist of costs incurred to perform procedures on wells that need certain mechanical changes or enhancements to maintain or increase production.

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

Derivative income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the income statement as derivative income. Hedge ineffectiveness of actual monthly settlements is also recorded as derivative income in the income statement. Hedge effectiveness of actual monthly settlements is recorded as a component of natural gas and oil sales. In general, where prices of underlying commodities rise during a period we recognize commodity derivative loss and where prices of underlying commodities decrease during a period we recognize commodity derivative gain.

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

Results of Operations

The following table sets forth the audited results of operations for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues:
Gas sales	$83,431	$97,456	$117,176
Oil sales	110,747	101,906	80,632

Total revenues	194,178	199,362	197,808
Operating expenses:
Production and delivery costs	35,529	34,326	31,569
Workover costs	2,772	7,730	10,470
Depreciation, depletion and amortization	77,928	67,597	71,954
General and administrative expenses	20,780	28,861	16,731
Derivative income	(2,296)	(1,700)	(555)

Total operating expense	134,713	136,814	130,169

Income from operations	59,465	62,548	67,639
Other income (expenses):
Interest expense, net	(20,407)	(17,784)	(8,781)
Loss from equity investment	—	(2,044)	(5,156)
Loss on sale or disposal of inventory	(954)	(20)	(1,463)
Other income (expense), net	431	204	434

Total other income (expenses)	(20,930)	(19,644)	(14,966)

Income before taxes	38,535	42,904	52,673
Income tax provision	14,237	17,381	13,440

Net income including noncontrolling interest	24,298	25,523	39,233
Net income attributable to noncontrolling interest	1,314	1,524	1,682

Net income attributable to RAAM Global	$22,984	$23,999	$37,551

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Oil and natural gas production. Oil and natural gas production for the year ended December 31, 2012 increased to 4.2 MMBoe from 4.0 MMBoe for the year ended December 31, 2011. Gas and oil production for the year ended December 31, 2012 increased by 4% and 5%, respectively, over the year ended December 31, 2011. The increase in production during 2012 was due to increased gas and condensate production from onshore Texas and increased oil production from California which more than offset the decline in production mainly from the offshore wells in federal waters.

Total revenues. Total revenues for the year ended December 31, 2012 decreased to $194.2 million from $199.4 million for the year ended December 31, 2011. Gas revenues decreased by $14.0 million mainly due to lower gas prices which declined by 18% from an average price of $5.53 for the year ended December 31, 2011 to an average gas price of $4.53 for the year ended December 31, 2012. This decline was partially offset by an increase in gas hedging revenues of $9.1 million. Oil revenues net of hedges increased by $8.8 million due to higher oil prices which increased by 3% from an average oil price of $97.04 for the year ended December 31, 2011 to an average oil price of $100.35 for the year ended December 31, 2012 and also by the 5% increase in oil volumes. This increase was also due to a decrease in oil hedging losses of $2.5 million for the year ended December 31, 2012 over the year ended December 31, 2011.

During 2012, the Company realized a net decline in average prices realized from the sale of oil and natural gas of $3.44 per barrel resulting in an average sales price of $46.54 per Boe as of December 31, 2012 compared to an average sales price of $49.98 per Boe as of December 31, 2011. This decline was mainly due to the lower gas prices.

Operating Costs and Expenses

Production and delivery costs. Our production and delivery costs for 2012 increased to $35.5 million, or $8.52 per Boe, from $34.3 million in 2011, or $8.61 per Boe. The increase in production and delivery costs was primarily attributable to higher costs for contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts offset by lower lift boat and engineering services.

Workover costs. Our workover costs for 2012 decreased to $2.8 million, or $0.66 per Boe, from $7.7 million in 2011, or $1.94 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs as well as new governmental regulations, the Company performed more workovers during 2011 than were necessary during 2012.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2012 increased to $77.9 million from $67.6 million in 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property base at December 31, 2012 as compared to December 31, 2011.

General and administrative expenses. General and administrative expenses decreased to $20.8 million in 2012 down from $28.9 million in 2011. The decrease in general and administrative expenses was principally due to lower legal fees, improvements in accounts receivable aging and the related reversal of the allowance, and non-recurring stock-based compensation to employees for the establishment of office locations devoted to mid-continent activities during 2011.

Derivative income. For 2012, derivative income was $2.3 million as compared to derivative income of $1.7 million in 2011. The Company recognized $2.4 million and $1.7 million of derivative income for hedge ineffectiveness on swaps during 2012 and 2011, respectively. This represents the amount by which the change in fair value of the derivatives exceeded the change in cash flows of the forecasted transactions for gas and oil prices during 2012 and primarily gas prices during 2011. The Company’s options are not accounted for as hedges, and the fair value decrease of $0.1 million between years partially offsets the 2012 hedge ineffectiveness income on swaps.

Interest expense, net. Net interest expense increased to $20.4 million in 2012 up from $17.8 million in 2011 due to higher debt levels, slightly offset by a reduced weighted average interest rate. Debt balances averaged $228.9 million during 2012 and $173.2 million during 2011. Interest rates averaged 11.1% during 2012 and 12.5% during 2011. Amounts of interest expense capitalized to net oil and gas properties during 2012 and 2011 are discussed in “Item 8, Note 2, Significant Accounting Policies.”

Loss from equity investment. Loss from equity investment was zero for the year ended December 31, 2012 compared to a $2.0 million loss for the year ended December 31, 2011. The Company recorded an “other than temporary impairment” on its equity method investment in Attune Australia, LLC during the third quarter of 2011. The investment value was zero at December 31, 2012 and 2011.

Loss on sale or disposal of inventory. The loss on sale or disposal of inventory for 2012 increased to $1.0 million up from $20,000 in 2011. During 2012, the majority of pipe and casing inventory in storage yards was sold to an unrelated third party after it was determined that it would not be utilized in the Company’s projected 2013 drilling program. During 2011, there were no sales or lower of cost or market adjustments; only a minor disposal occurred.

Other income (expense), net. For 2012, other income was $431,000 as compared to $204,000 in 2011. The increase was mainly due to the timing of receipt of various non-recurring miscellaneous income items.

Income tax provision. For 2012, the Company recorded income tax expense of $14.2 million as compared to income tax expense of $17.4 million for 2011. Income tax expense recognized was based on effective tax rates of 36.9% for 2012 and 40.5% for 2011. Our effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and tax percentage depletion in excess of cost basis. The Company’s state and local income tax rate in 2012 decreased from 2011 as a result of a legal entity conversion that took place as of September 30, 2011, whereby three of the Company’s subsidiaries (which includes Century Exploration New Orleans, Century Exploration Houston, and Century Exploration Resources) were converted from C-corporations to single-member limited liability companies (“LLC”) which are disregarded as entities separate from their owner, RAAM Global Energy Company, for federal and state income tax purposes.

During 2012, the Company filed a refund claim with the IRS to carryback the net operating loss (“NOL”) generated in 2011 to the 2009 tax year. The NOL carryback lowered federal taxable income in 2009, and therefore also lowered the amount of the Section 199 deduction allowed for that year. The decrease in the 2009 Section 199 deduction decreased the amount of the income tax refund by $1.4 million. The tax effect of the decreased Section 199 deduction combined with the net state income tax benefit from the change in estimated 2011 taxable income caused a 2.3% increase to the Company’s 2012 effective tax rate as compared to 2011.

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

Workover costs. Our workover costs for 2011 decreased to $7.7 million, or $1.94 per Boe, from $10.5 million in 2010, or $2.78 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs, the Company performed less workovers during 2011 than were necessary during 2010.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2011 decreased to $67.6 million from $72.0 million in 2010. The decrease in depreciation, depletion and amortization was primarily due to a decrease in the annual depletion rate resulting from higher future gross revenues on reserves existing at year-end 2011 compared to year-end 2010.

General and administrative expenses. General and administrative expenses increased to $28.9 million in 2011 up from $16.7 million in 2010. The increase in general and administrative expenses was principally due to higher salaries and non-recurring changes to benefit plans related to the establishment of office locations devoted to mid-continent activities, increased consultant compensation for the use of more specialized consultants on technical projects and additional accounting and legal fees incurred for regulatory compliance matters pursuant to the registration of the Senior Notes.

Derivative income. For 2011, derivative income was $1.7 million as compared to derivative income of $0.6 million in 2010. The Company recognized $1.7 million of derivative income for hedge ineffectiveness during 2011. This represents the amount by which the change in fair value of the derivatives exceeded the change in cash flows of the forecasted transactions for gas prices during the year. The Company recognized $0.6 million of derivative income in 2010, and similar to 2011, the amount consisted primarily of hedge ineffectiveness for gas price derivatives during the year.

Interest expense, net. Net interest expense increased to $17.8 million in 2011 up from $8.8 million in 2010 due to an increase in our average interest rate resulting from the initial issuance of the 2015 Senior Secured Notes in September 2010 and the issuance of additional 2015 Senior Secured Notes in July 2011. Debt balances averaged $173.2 million during 2011 and $118.4 million during 2010. Interest rates averaged 12.5% during 2011 and 5.9% during 2010.

Loss from equity investment. Loss from equity investment was a $2.0 million loss for the year ended December 31, 2011 compared to a $5.2 million loss for the year ended December 31, 2010. The Company recorded an “other than temporary impairment” on its equity method investment in Attune Australia, LLC during the third quarter of 2011 and also during the fourth quarter of 2010. The investment value was zero at December 31, 2011.

Loss on sale or disposal of inventory. The loss on sale or disposal of inventory for 2011 decreased to $20,000 down from $1.5 million in 2010. During 2010, a lower of cost or market analysis was performed resulting in a write down of $1.5 million to existing pipe and casing inventory in storage yards. During 2011, there were no adjustments resulting from the lower of cost or market analysis; only a minor disposal occurred.

Other income (expense), net. For 2011, other income was $204,000 as compared to $434,000 in 2010. The decrease was mainly due to the timing of receipt of various non-recurring miscellaneous income items.

Income tax provision. For 2011, the Company recorded income tax expense of $17.4 million as compared to income tax expense of $13.4 million for 2010. Income tax expense recognized was based on effective tax rates of 40.5% for 2011 and 25.5% for 2010. Our effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and percentage depletion in excess of cost basis. The Company’s state and local income tax rate in 2011 increased from 2010 as a result of having a higher 2011 apportionment of its taxable income in two states with higher statutory tax rates where the Company performed the majority of its income-producing and capital expenditure activities.

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

We have a total capital expenditure budget of $161 million for 2013, which is an 11% decrease from the $181 million invested during 2012. Our capital budget may need to be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

The 2013 capital budget consists of:

•	$8 million for geological and geophysical costs, including leasing;

•	$40 million for Louisiana state water drilling and development;

•	$48 million for onshore conventional drilling and development;

•	$28 million for Oklahoma and California drilling and development;

•	$17 million for projects in progress; recompletions; and plugging and abandonment; and

•	$20 million for new ventures to be developed.

While we have budgeted $161 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2013 capital budget has been funded from our cash flows from operations.

We currently project our remaining 2013 capital expenditures will be funded from existing cash flow and projected cash flow from new wells. In February 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for approximately $17.4 million. The proceeds from this sale will also be used towards capital expenditures. Although the Company has no current plans to use the Amended Revolving Credit Facility (discussed below) to fund capital expenditures, should the production from new wells and from the success of additional drilling not be sufficient to meet our capital expenditure requirements, the company could use the Amended Revolving Credit Facility to bridge any deficiency in order to continue the exploration and development activities.

Amended Revolving Credit Facility

As of September 24, 2010, we repaid the $100.0 million outstanding under our existing credit facility, which was repaid with the proceeds from our offering of $150.0 million 12.50% Senior Notes due 2015. On September 23, 2010, we entered into our Amended and Restated Revolving Credit Facility, which was subsequently amended on November 29, 2011. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at December 31, 2012. As of December 31, 2012, we had $50.0 million outstanding under our Amended Revolving Credit Facility and a borrowing base of approximately $62.5 million. Approximately $12.5 million remained available under our Amended Revolving Credit Facility at December 31, 2012.

12.50% Senior Secured Notes due 2015

On September 24, 2010, we sold $150 million of 2015 Senior Secured Notes at a discount (99.086% of par), which equates to an effective yield to maturity of approximately 12.75%, to the Initial Purchasers. We received net proceeds from the offering of approximately $148.6 million, after deducting estimated transaction fees and expenses. The net proceeds were used to repay all outstanding indebtedness under our revolving credit facility and for funding a portion of our planned capital expenditures for development and drilling in 2011. On July 12, 2011, we sold an additional $50 million of 2015 Senior Secured Notes at a premium (102.500% of par) to the Initial Purchasers. The net proceeds from the offering were approximately $49.7 million, after discounts and estimated offering fees and expenses. The Company used the net proceeds from the offering for general corporate purposes. The 2015 Senior Secured Notes were offered and sold pursuant to the following exemptions from registration under the Securities Act: (i) to qualified institutional buyers under Rule 144A of the Securities Act, (ii) to a limited number of institutional accredited investors within the meaning of Rule 501(a)(1),(2),(3) or (7) of the Securities Act who delivered an Intuitional Accredited Investor Letter, (iii) to persons outside the United States in reliance on Regulation S and (iv) to our executive officers within the meaning of Rule 501(a)(4) of the Securities Act.

The 2015 Senior Secured Notes will mature on October 1, 2015, and interest is payable on the 2015 Senior Secured Notes on each April 1 and October 1. We have the option to redeem all or a portion of the 2015 Senior Secured Notes at any time on or after April 1, 2015 at the redemption price specified in the 2015 Senior Secured Notes Indenture plus accrued and unpaid interest. We may also redeem the 2015 Senior Secured Notes, in whole or in part, at a “make-whole” redemption price specified in the 2015 Senior Secured Notes Indenture, plus accrued and unpaid interest, at any time prior to October 1, 2014. In addition, we may redeem up to 35% of the 2015 Senior Secured Notes prior to October 1, 2014 under certain circumstances with the net cash proceeds from certain equity offerings at a price equal to 112.50% of the principal amount. The 2015 Senior Secured Notes Indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. We were in compliance with these covenants as of December 31, 2012. The 2015 Senior Secured Notes are not subject to any sinking fund requirements. The 2015 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of our existing and future domestic subsidiaries.

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	(dollars in thousands)
	2012	2011	2010
Net cash provided by operating activities	$129,109	$172,098	$114,209
Net cash used in investing activities	(155,838)	(245,204)	(87,838)
Net cash provided by financing activities	43,657	43,817	25,773

Net increase (decrease) in cash and equivalents	$16,928	$(29,289)	$52,144

Cash Flows Provided by Operating Activities

Cash provided from operating activities was $129.1 million during 2012 as compared to cash provided by operating activities of $172.1 million during 2011. The decrease in operating cash flows during 2012 was principally attributable to the timing of payments on accounts payable and a lower level of revenues payable outstanding at year-end 2012 as compared to year-end 2011.

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

Cash Flows Used in Investing Activities

Investing activities used cash totaling $155.8 million during 2012 as compared to cash used in investing of $245.2 million during 2011. Cash used in investing activities decreased in 2012 as compared to 2011 primarily because of decreased drilling in Louisiana state waters and federal waters combined with increased drilling in less expensive onshore areas including Texas and California. Onshore drilling costs are lower than Gulf of Mexico drilling costs due to dissimilarities in the complexity of the well formations in the different geographic locations. During 2012, $181.3 million of capital expenditures was offset by $26.4 million of proceeds from property sales.

Investing activities used cash totaling $245.2 million during 2011 as compared to cash used in investing of $87.8 million during 2010. Cash used in investing activities increased in 2011 as compared to 2010 primarily because of increased drilling in Louisiana state waters and the implementation of active drilling programs onshore Texas and in Oklahoma.

Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

	Year Ended December 31,
	(dollars in thousands)
	2012	2011	2010
Project Area
Federal	$3,193	$5,726	$10,305
Shallow State Waters	65,341	87,713	14,561
Onshore Texas, Louisiana and Mississippi	84,684	91,274	39,719
Oklahoma, California and Mid-Continent	28,113	42,635	22,351

Total	$181,331	$227,348	$86,936

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $43.7 million during 2012 as compared to cash provided by financing activities of $43.8 million during 2011. Cash flows provided by financing during 2012 related primarily to proceeds from our credit facility offset by payments on borrowings and shareholder dividends. Cash flows provided by financing during 2011 related primarily to proceeds from the issuance of additional 2015 Senior Secured Notes offset by payments on borrowings and shareholder dividends.

Cash provided by financing activities was $43.8 million during 2011 as compared to cash provided by financing activities of $25.8 million during 2010. Cash flows provided by financing during 2011 related primarily to proceeds from the issuance of additional 2015 Senior Secured Notes offset by payments on borrowings and shareholder dividends. Cash flows provided by financing during 2010 related primarily to the issuance of our Senior Notes offset by the repayment of the outstanding balance on our credit facility.

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

At December 31, 2012, commodity derivative instruments were in place covering approximately 62% of our projected oil and natural gas sales for 2013, 40% of our projected oil and natural gas sales for 2014 and 26% of our projected oil and natural gas sales for 2015.

As of December 31, 2012, we had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Swaps
Period	Volume in Bbls/Mo	Weighted Average Fixed Price
2013	38,494	$90.55
2014 (1)	17,433	$85.55

	NYMEX Contract Price
	Sell Call		Buy Call
Period	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Strike Price
2013	13,292	$109.10	—	—
2014 (1)	15,925	$95.00	15,925	$85.50

	NYMEX Contract Price
	Sell Put		Buy Put
Period	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Strike Price
2013	21,292	$70.00	13,292	$70.00
2014 (1)	15,925	$63.60	—	—

(1)	The Company currently does not have any volumes hedged for swaps or options in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

Subsequent to December 31, 2012, we entered into additional oil derivative instruments for January 2013 through December 2013. For this period, we bought calls on 13,292 bbls/mo for $109.10 and sold calls on 13,292 bbls/mo for $105.25. For this same period, we bought puts on 8,000 bbls/mo at $70.00. Also subsequent to December 31, 2012, we monetized all of our oil options for the period January 2014 through September 2014 by unwinding our calls. We received $1.1 million for this transaction.

As of December 31, 2012, we had entered into the following natural gas derivative instruments:

	Total Swaps
Period	Volume in MBtu/Mo	Weighted Average Fixed Price
2013	873,469		$3.79
2014 2015	443,767 252,475	$ $	3.96 4.74

During 2012, each of our swap transactions were designated as cash flow hedges. Please see “Notes to Consolidated Financial Statements–Note 6 Commodity Derivative Instruments and Hedging Activities” included elsewhere in this annual report for additional discussion regarding the accounting applicable to our hedging program.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments as of December 31, 2012 in thousands:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Amended Revolving Credit Facility(1)	$53,903	$1,561	$52,342	$—	$—
12.50% Notes Due 2015(2)	268,750	25,000	243,750	—	—
Promissory note(3)	2,721	138	305	351	1,927
Other indebtedness(4)	1,837	1,837	—	—	—
Operating leases(5)	1,623	655	968	—	—
Drilling rig commitments(6)	4,697	4,697	—	—	—

Total	$333,531	$33,888	$297,365	$351	$1,927

(1)	A principal repayment of $50 million is included in the 1-3 year column. All other amounts represent interest.
(2)	A principal repayment of $200 million is included in the 1-3 year column. All other amounts represent interest.
(3)	Consists of a promissory note with GE Commercial Finance Business Property Corporation in the aggregate principal amount of $2.7 million relating to the construction of our Houston, TX office building.
(4)	Consists of $1.8 million of outstanding indebtedness relating to the financing of the premiums on our annual insurance policy.
(5)	Consists of office space leases for our Lexington, KY, New Orleans, LA and Denver, CO offices.
(6)	Consists of obligations under drilling rig contracts for two rigs during 2013. These contracts were entered into in the normal course of business to ensure rig availability to allow us to execute our business objectives.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Oil and Natural Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $4.9 million, $5.2 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized interest of $7.6 million, $6.1 million and $0.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to significant properties not subject to amortization.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $81.3 million and $111.6 million at December 31, 2012 and December 31, 2011, respectively. The Company believes that the unevaluated properties at December 31, 2012 will be substantially evaluated during 2013, 2014 and 2015, and the costs will begin to be amortized at that time.

Each quarter, we review the carrying value of our capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, current prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period. These prices are used except where different prices are fixed and determinable through contractual arrangements, including the effects of derivatives qualifying as cash flow hedges. There were no write-downs resulting from the “ceiling test” for the years ended December 31, 2012, 2011 and 2010. Future evaluation of unevaluated properties, oil and gas sales prices and changes in proved reserve estimates will affect the results of future ceiling tests. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under defined economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. Please see “Notes to Consolidated Financial Statements— Note 2 Significant Accounting Policies” included elsewhere in this annual report. Our estimated proved reserves for the years ended December 31, 2011 and 2010 were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and H.J. Gruy and Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For the year ended December 31, 2012 our estimated proved reserves were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, H.J. Gruy and Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and Cawley, Gillespie & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm.

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

During the fourth quarter of 2012, the Company sold approximately 40,000 acres in Oklahoma to a former joint venture partner. The sales price was approximately $10.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was approximately $2.2 million and was recorded in cash and as an accumulated reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2012 was $31.3 million. The asset retirement liability at December 31, 2012 was $39.4 million. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying statement of operations. A discount rate of 5% was used to calculate the asset retirement obligation until September 24, 2010, at which time the Company began using a discount rate of 12.5%, the rate of the newly issued 2015 Senior

Secured Notes. Other critical assumptions used to calculate asset retirement obligations include reserve lives as reported by our independent oil and natural gas reservoir engineering consulting firms, current market rates for plugging and abandonment activities and historical costs the Company has incurred on its plugging and abandonment activities.

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

The Company follows the provisions of FASB guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption “Commodity Derivatives” is being used in the accompanying balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative swap instruments entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying consolidated balance sheets as a component of Accumulated other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying consolidated statement of operations in Derivative income. The Company did not designate all new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are recorded in current-period earnings in the accompanying consolidated statements of operations in Derivative income. Actual monthly settlements are recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, the amounts of other comprehensive income related to hedge transactions that settled and is recorded in the accompanying consolidated statements of operations were $20.5 million, $8.8 million and $41.1 million, respectively. The Company anticipates the amount of other comprehensive income related to hedge transactions that will settle during the next twelve months and be recorded in the 2013 consolidated statements of operations will be $0.8 million, net of tax effects.

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

In February 2013, the FASB issued ASU Number 2013-02, amending Topic 220 – Comprehensive Income. ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 will be required in interim reporting periods and are effective prospectively for the Company in the first quarter of 2013. The Company does not expect the adoption of this ASU to have a material impact on our financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2012, 2011 or 2010. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management that may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the year ended December 31, 2012, our annual revenue would increase or decrease by approximately $11.0 million for each $10.00 per barrel change in crude oil prices and $18.4 million for each $1.00 per MMBtu change in natural gas prices.

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

At December 31, 2012, $1.5 million represented the fair value of the commodity derivatives. This $1.5 million was made up of approximately $3.7 million in assets, which were recorded in both current and long term assets and $2.2 million in liabilities recorded in current and long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. During 2012, certain gas swaps that were effective hedges during prior periods became ineffective hedges. When comparing the change in expected cash flows since inception to the change in fair values since inception for the forecasted transactions, the correlation fell out of the acceptable 80-125% range to qualify for effective hedge accounting pursuant to the FASB guidance. For the swaps that became ineffective during the year, their current (and all future) changes in their fair values are (and will be) recorded as a component of derivative

(income) expense in the accompanying consolidated statements of operations. Hedge ineffectiveness was $2.3 million for 2012. At December 31, 2011, $11.6 million represented the fair value of the commodity derivatives. This $11.6 million was made up of approximately $15.9 million in assets, which were recorded in both current and long term assets and approximately $4.3 million in liabilities recorded in long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $1.7 million for 2011. A 10% increase in prices used at December 31, 2012 would have reduced the asset fair value by $10.1 million and a 10% decrease in prices would have increased the asset fair value by $10.1 million.

As of December 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2013, 2014, and 2015:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
January 2013 - September 2013	Swap	90,556	$3.70
January 2013 - December 2013	Swap	152,083	$3.67
January 2013 - December 2013	Swap	302,625	$3.81
January 2013 - December 2013	Swap	122,325	$3.79
January 2013 - December 2013	Swap	228,519	$3.86
January 2014 - June 2014	Swap	150,833	$4.09
January 2014 - December 2014	Swap	152,083	$3.67
January 2014 - December 2014	Swap	121,083	$4.15
January 2014 - December 2014	Swap	79,850	$4.00
July 2014 - December 2014	Swap	30,667	$4.00
January 2015 - December 2015	Swap	167,042	$4.94
January 2015 - December 2015	Swap	85,433	$4.35

As of December 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013 and 2014:

		Volume in	NYMEX
	Contract	BBls/	Strike
Remaining Contract Term	Type	Month	Price
January 2013 - June 2013	Swap	21,117	$84.70
January 2013 - December 2013	Call - Sell	13,292	$125.00
January 2013 - December 2013	Call - Buy	13,292	$125.00
January 2013 - December 2013	Put - Sell	21,292	$70.00
January 2013 - December 2013	Put - Buy	13,292	$70.00
January 2013 - December 2013	Call - Sell	13,292	$109.10
January 2013 - December 2013	Swap	8,833	$95.72
January 2013 - December 2013	Swap	11,436	$95.35
July 2013 - December 2013	Swap	15,333	$85.50
January 2014 - June 2014	Swap	24,133	$85.40
January 2014 - September 2014(1)	Call - Sell	21,233	$95.00
January 2014 - September 2014(1)	Call - Buy	21,233	$85.50
January 2014 - September 2014	Put - Sell	21,233	$63.60
July 2014 - September 2014	Swap	21,467	$85.90

(1)	During February 2013, the Company monetized the oil options indicated above and received approximately $1.1 million.

For a further discussion of our hedging activities, please see “Notes to Consolidated Financial Statements — Note 3 Fair Value Measurements” and “Note 6 Commodity Derivative Instruments and Hedging Activities” included elsewhere in this annual report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($4.6 million at December 31, 2012) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($28.5 million in receivables at December 31, 2012). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well, to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. We had $50.0 million and $0 outstanding under the Amended Revolving Credit Facility at December 31, 2012 and 2011, respectively. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RAAM Global Energy Company

We have audited the accompanying consolidated balance sheets of RAAM Global Energy Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAAM Global Energy Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 27, 2013

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$68,671	$51,743
Accounts receivable, net of $185 and $1,005 allowance for doubtful accounts in 2012 and 2011, respectively	4,598	5,642
Revenues receivable	28,527	31,532
Income taxes receivable	1,438	2,118
Deferred tax asset - current	872	—
Commodity derivatives – current portion	2,369	12,674
Prepaid assets	3,180	4,945
Other current assets	4,063	3,919

Total current assets	113,718	112,573
Oil and gas properties (full-cost method):
Properties being amortized	1,388,858	1,203,272
Properties not subject to amortization	81,292	111,621
Less accumulated depreciation, depletion, and amortization	(796,014)	(720,062)

Net oil and gas properties	674,136	594,831
Other assets:
Other capitalized assets, net	6,771	7,183
Commodity derivatives	1,381	3,191
Other	3,316	5,698

Total other assets	11,468	16,072

Total assets	$799,322	$723,476

See accompanying notes to consolidated financial statements.

RAAM Global Energy Company

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2012	2011
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$19,627	$52,969
Revenues payable	24,587	29,319
Interest payable - senior secured notes	6,250	6,250
Current taxes payable	313	399
Advances from joint interest partners	85	1,019
Commodity derivatives - current portion	1,114	—
Asset retirement obligations - current portion	11,195	1,778
Debt – current portion	1,975	1,929
Deferred income taxes – current portion	—	3,109

Total current liabilities	65,146	96,772
Other liabilities:
Commodity derivatives	1,091	4,244
Asset retirement obligations	28,178	25,010
Debt	52,584	2,733
Senior secured notes	199,982	199,972
Deferred income taxes	146,021	105,095
Other long-term liabilities	328	467

Total other liabilities	428,184	337,521
Total liabilities	493,330	434,293
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2012 and 2011	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	241,292	224,558
Accumulated other comprehensive income, net of taxes	6,689	7,928

Total shareholders’ equity attributable to RAAM Global	304,723	289,228
Noncontrolling interest	1,269	(45)

Total shareholders’ equity	305,992	289,183

Total liabilities and shareholders’ equity	$799,322	$723,476

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	2012	2011	2010
Revenues:
Gas sales	$83,431	$97,456	$117,176
Oil sales	110,747	101,906	80,632

Total revenues	194,178	199,362	197,808
Operating expenses:
Production and delivery costs	35,529	34,326	31,569
Workover costs	2,772	7,730	10,470
Depreciation, depletion and amortization	77,928	67,597	71,954
General and administrative expenses	20,780	28,861	16,731
Derivative income	(2,296)	(1,700)	(555)

Total operating expense	134,713	136,814	130,169

Income from operations	59,465	62,548	67,639
Other income (expenses):
Interest expense, net	(20,407)	(17,784)	(8,781)
Loss from equity investment	—	(2,044)	(5,156)
Loss on sale or disposal of inventory	(954)	(20)	(1,463)
Other income (expense), net	431	204	434

Total other income (expenses)	(20,930)	(19,644)	(14,966)

Income before taxes	38,535	42,904	52,673
Income tax provision	14,237	17,381	13,440

Net income including noncontrolling interest	24,298	25,523	39,233

Net income attributable to noncontrolling interest (net of tax)	1,314	1,524	1,682

Net income attributable to RAAM Global	$22,984	$23,999	$37,551

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2012	2011	2010
Net income including noncontrolling interest	$24,298	$25,523	$39,233
Changes in fair value of hedges	(1,979)	3,115	(24,225)
Income tax expense related to components of other comprehensive income	740	(1,164)	9,380

Other comprehensive (loss) income	(1,239)	1,951	(14,845)
Comprehensive income	$23,059	$27,474	$24,388
Less: Comprehensive income attributable to noncontrolling interest	(1,314)	(1,524)	(1,682)

Comprehensive income attributable to RAAM Global	$21,745	$25,950	$22,706

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

(In thousands, except share data)

							Total
	RAAM Global Energy Company						Shareholders’
					Accumulated Other		Equity and
	Common Stock		Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Shares	Amount	Stock	Earnings	Income (Loss)	Interest	Interest
Balance, January 1, 2010	60,000	$56,096	$(5,736)	$187,317	$20,822	$5,551	$264,050
Change in noncontrolling interest				4,702		(4,766)	(64)
Payment of dividends				(6,000)			(6,000)
Comprehensive income:
Net income				37,551		1,682	39,233
Changes in fair value of hedges,net of taxes of $9,380					(14,845)		(14,845)

Comprehensive income							24,388

Balance, December 31, 2010	60,000	$56,096	$(5,736)	$223,570	$5,977	$2,467	$282,374
Issuance of common stock	2,500	6,333					6,333
Purchase of noncontrolling interest		49					49
Change in noncontrolling interest				(16,948)		(4,036)	(20,984)
Payment of dividends				(6,063)			(6,063)
Comprehensive income:
Net income				23,999		1,524	25,523
Changes in fair value of hedges,net of taxes of $(1,164)					1,951		1,951

Comprehensive income							27,474

Balance, December 31, 2011	62,500	$62,478	$(5,736)	$224,558	$7,928	$(45)	$289,183
Payment of dividends				(6,250)			(6,250)
Comprehensive income:
Net income				22,984		1,314	24,298
Changes in fair value of hedges,net of taxes of $740					(1,239)		(1,239)

Comprehensive income							23,059

Balance, December 31, 2012	62,500	$62,478	$(5,736)	$241,292	$6,689	$1,269	$305,992

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2012	2011	2010
Operating activities
Net income including noncontrolling interest	$24,298	$25,523	$39,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	79,756	69,790	73,550
Deferred income taxes	36,945	15,525	(19,237)
Stock-based compensation expense	—	6,333	—
Loss on disposal of inventory	954	20	1,463
Impairment of equity method investment	—	2,044	5,156
Changes in assets and liabilities:
Accounts and revenues receivable	4,049	6,941	687
Insurance receivable	—	—	6,050
Income tax receivables	680	837	(2,955)
Other current assets	666	(815)	2,370
Change in derivatives, net	8,836	(2,864)	8,825
Accounts payable and accrued liabilities	(22,118)	36,137	(5,219)
Current taxes payable	(86)	(526)	610
Interest payable on Senior Notes	—	1,202	5,048
Revenues payable	(4,732)	11,484	(1,372)
Other long-term liabilities	(139)	467	—

Net cash provided by operating activities	129,109	172,098	114,209
Investing activities
Change in investments	—	—	150
Change in advances from joint interest partners	(934)	1,019	(1,052)
Payment of prepaid drilling expenses	—	(555)	—
Additions to oil and gas properties and equipment	(181,331)	(226,793)	(86,936)
Purchase of noncontrolling interest	—	(21,000)	—
Proceeds from net sales of oil and gas properties	26,427	2,125	—

Net cash used in investing activities	(155,838)	(245,204)	(87,838)
Financing activities
Proceeds from revolving credit facility	50,000	—	—
Proceeds from borrowings	7,101	8,037	8,874
Payments on debt	(7,204)	(7,347)	(119,024)
Deferred loan costs	—	(469)	—
Proceeds from issuance of 12.5% Senior Notes due 2015	—	51,250	148,629
Deferred bond costs	—	(1,510)	(6,701)
Payment of dividends	(6,250)	(6,063)	(6,000)
Other	10	(81)	(5)

Net cash provided by financing activities	43,657	43,817	25,773

Increase (decrease) in cash and cash equivalents	16,928	(29,289)	52,144
Cash and cash equivalents, beginning of period	51,743	81,032	28,888

Cash and cash equivalents, end of period	$68,671	$51,743	$81,032

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

2. Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. The accompanying consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, and variable interest entities where RAAM Global is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $4.9 million, $5.2 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized interest of $7.6 million, $6.1 million and $0.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to significant properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $81.3 million and $111.6 million at December 31, 2012 and December 31, 2011, respectively. The Company believes that the unevaluated properties at December 31, 2012 will be substantially evaluated during 2013, 2014 and 2015, and the costs will begin to be amortized at that time.

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

Other Capitalized Assets

Buildings and improvements, office equipment, software, furniture, fixtures, and leased equipment are depreciated over their estimated useful lives (2 - 32 years) using the straight-line method. See Note 5, Property, Plant and Equipment and Asset Retirement Obligations, for additional information.

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

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for derivative instruments and hedging activities. This guidance requires all derivatives to be reported as assets or liabilities at their fair values, and the balance-sheet caption Commodity Derivatives is being used in the accompanying consolidated balance sheets for this purpose. This guidance also imposes additional documentation requirements in order for derivatives to be accounted for as hedges of future risks. The Company designated all new commodity derivative swap instruments entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are reported net of tax in the accompanying consolidated balance sheets as a component of Accumulated other comprehensive income. Any hedge ineffectiveness (which represents the amount by which the change in fair value of the derivative exceeds the change in cash flows of the forecasted transaction) is recorded in current-period earnings in the accompanying consolidated statement of operations in

Derivative income. The Company did not designate all new option contracts (puts and calls) entered into in 2012 and 2011 as hedges for accounting purposes, so the related unrealized changes in their fair values are recorded in current-period earnings in the accompanying consolidated statements of operations in Derivative income. Actual monthly settlements are recorded as hedging (losses) gains in Gas sales and Oil sales in the accompanying consolidated statements of operations. For more information on the Company’s hedging activities see Note 6, Commodity Derivative Instruments and Hedging Activities.

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

Revenue Recognition and Taxes Remitted to Governmental Authorities

The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled, based on its interest in the properties. Gas balancing obligations as of December 31, 2012, 2011 and 2010 were not significant. The Company has adopted a policy of netting severance taxes paid to governmental authorities within oil and gas sales on the accompanying consolidated statement of operations. Severance taxes paid to governments were $9.1 million, $10.3 million and $5.7 million for 2012, 2011 and 2010, respectively.

Accounting for Accounts and Revenues Receivable

The Company records receivables due within one year at the outstanding value, adjusted for the allowance for doubtful accounts. Accounts receivable is made up of joint interest billings (“JIB”) to partners for well expenses incurred prior to year-end that remain unpaid at the balance sheet date. Revenues receivable is made up of amounts due from purchasers for oil and gas volumes sold prior to year-end that remain unpaid at the balance sheet date. The company uses the aging of receivables to calculate the allowance for doubtful accounts.

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized was $31.3 million and $21.5 million at December 31, 2012 and December 31, 2011, respectively. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization on the accompanying consolidated statement of operations. See Note 5, Property, Plant and Equipment and Asset Retirement Obligations, for additional information.

Operating Segments

The Company operates in one business segment - the exploration, development and sale of oil and gas.

New Accounting Pronouncements

In June 2011, the FASB issued ASU Number 2011-05, amending Topic 220 – Comprehensive Income, which the Company adopted on January 1, 2012. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of shareholder’s equity. Adoption of this ASU by the Company changed our existing presentation, but did not impact the components of other comprehensive income and accordingly did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05.

In February 2013, the FASB issued ASU No. 2013-02, amending Topic 220 – Comprehensive Income. ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 will be required in interim reporting periods and are effective prospectively for the Company in the first quarter of 2013. The Company does not expect the adoption of this ASU to have a material impact on our financial statements.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2012 and 2011, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts.

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
In thousands	2012	2011
ASSETS
Derivatives designated as hedging instruments for accounting purposes
Commodity derivatives - current portion	$2,392	$10,780
Commodity derivatives - long term	1,381	3,191

Total derivative assets designated as hedging instruments for accounting purposes	3,773	13,971
Derivatives not designated as hedging instruments for accounting purposes
Commodity derivatives - current portion	(23)	1,894
Commodity derivatives - long term	—	—

Total derivative assets not designated as hedging instruments for accounting purposes	(23)	1,894

Total Derivative Assets	$3,750	$15,865

LIABILITIES
Derivatives designated as hedging instruments for accounting purposes
Commodity derivatives - current portion	$(751)	$—
Commodity derivatives - long term	(1,707)	(2,692)

Total derivative liabilities designated as hedging instruments for accounting purposes	(2,458)	(2,692)
Derivatives not designated as hedging instruments for accounting purposes
Commodity derivatives - current portion	(363)	—
Commodity derivatives - long term	616	(1,552)

Total derivative liabilities not designated as hedging instruments for accounting purposes	253	(1,552)

Total Derivative Liabilities	$(2,205)	$(4,244)

2015 Senior Secured Notes

During September 2010 and July 2011, the Company issued Senior Secured Notes. At December 31, 2012, the fair value of the Notes was estimated to be $206.0 million, based on the prices the bonds have recently been quoted at in the market, which represent level two inputs. As of December 31, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of December 31, 2012.

Amended Revolving Credit Facility

The borrowing base for the Amended Revolving Credit Facility is $62.5 million of which $50.0 million was drawn at December 31, 2012 and zero was drawn at December 31, 2011. The carrying amount of the revolving credit facility approximates the fair value due to the variable interest rate on this debt.

The book values of those financial instruments that are classified as current assets or liabilities approximate fair value because of the short maturity of those instruments.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at December 31, 2012 and 2011 were $33.1 million and $37.2 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $24.0 million was due from five companies and $27.0 million was due from five companies at December 31, 2012 and December 31, 2011, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at December 31, 2012 and December 31, 2011 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of December 31, 2012 and December 31, 2011. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the years ended December 31, 2012, 2011 and 2010 to the following customers as listed below. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations. The Company believes that it could replace any one of the major customers if necessary without a major disruption in sales.

	2012	2011	2010
Company A	35%	12%	(a	)
Company B	17%	15%	(a	)
Company C	14%	15%	12%
Company D	10%	(a )	(a	)
Company E	(a )	(a )	20%
Company F	(a )	27%	45%

(a)	Revenues from this customer were less than 10% in this year.

5. Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Oil and natural gas properties (full cost method):
Properties being amortized	$1,388,858	$1,203,272
Properties not subject to amortization	81,292	111,621

Total oil and natural gas properties	1,470,150	1,314,893
Less accumulated depreciation, depletion and amortization	(796,014)	(720,062)

Net oil and gas properties	674,136	594,831

Land	1,025	1,025
Buildings and improvements	6,406	6,406
Office equipment and software	4,862	4,665
Leased equipment	345	345
Furniture and fixtures	731	726

Total	13,369	13,167
Less accumulated depreciation	(6,598)	(5,984)

Net capitalized costs	6,771	7,183

Capitalized assets, net	$680,907	$602,014

The Company utilizes useful lives of 31.5 years for buildings and improvements, 3 to 5 years for office equipment and software, 2 to 5 years for leased equipment and 7 years for furniture and fixtures when calculating depreciation.

Oil and Gas Properties

For the year ended December 31, 2012, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $91.21 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $2.76 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. Cash flow hedges existing at December 31, 2012, which relate to future production periods, increased the full cost ceiling by approximately $1.3 million. For the year ended December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil, plus adjustments, and $4.12 per MMBtu of natural gas, plus adjustments. Cash flow hedges existing at December 31, 2011, which relate to future production periods, increased the full cost ceiling by approximately $11.3 million. For the year ended December 31, 2010, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $75.96 per barrel of oil, plus adjustments and $4.38 per MMBtu of natural gas, plus adjustments. Cash flow hedges existing at December 31, 2010, which relate to future production periods, increased the full cost ceiling by approximately $5.1 million.

Sale of Oil and Gas Properties

During the fourth quarter of 2012, the Company sold approximately 40,000 acres in Oklahoma to a former joint venture partner. The sales price was approximately $10.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the third quarter of 2012, the Company sold approximately 15,000 net acres in oil, gas and/or mineral leases and a total of approximately 56,000 net acres, which includes options in oil, gas and/or mineral leases, located in Texas and Louisiana and a well and related equipment located in Louisiana, along with all of our contracts and agreements related to this property to an unrelated third party. The sales price was approximately $14.0 million and was recorded as a reduction to net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was approximately $2.2 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the fourth quarter of 2010, the Company finalized an agreement to sell approximately 69,000 acres onshore Louisiana to an unrelated third party oil and gas company. The sales price was $13.7 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

Asset Retirement Obligations

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2010	$20,005
Accretion expense	1,434
Additions	655
Settlement of ARO	(1,415)
Changes in ARO estimates	2,673

Balance of ARO as of December 31, 2010	23,352
Accretion expense	681
Additions	1,389
Settlement of ARO	(1,067)
Changes in ARO estimates	2,433

Balance of ARO as of December 31, 2011	26,788
Accretion expense	1,362
Additions	2,301
Settlement of ARO	(827)
Changes in ARO estimates	9,749

Balance of ARO as of December 31, 2012	$39,373

A portion of the increase in the ARO estimate during 2012 is related to a transaction with a former partner in which we obtained their interest in a property, along with a cash settlement from them for their portion of the ARO. Their portion of the ARO on this property is now included in our ARO estimate. In connection with this agreement, we obtained updated third party estimates of certain offshore AROs. Based on new government regulations as well as increased costs to perform plugging and abandonment work in the Gulf of Mexico, the ARO has increased substantially. As a result, we have re-evaluated our AROs recorded for properties in this area. Additionally, Hurricane Isaac impacted one of our wells causing changes in the ARO estimate for this well.

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

The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2012 and 2011 was $14.3 million and $6.4 million, net of depreciation of $16.9 million and $15.1 million, respectively. Accretion of the asset retirement obligation is recorded in the accompanying consolidated statement of operations in Depreciation, depletion and amortization.

6. Commodity Derivative Instruments and Hedging Activities

In order to manage the variability in cash flows associated with the sale of its oil and gas production, the Company has developed a strategy to combine the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. At December 31, 2012, Shell Energy North America (US), L.P., Union Bank of California N.A., BNP BARIBAS, NATIXIS and Regions Bank are the derivatives counterparties being used by the Company.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the NYMEX. The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were designated as cash flow hedges, the Company is required to record the changes in fair value of these transactions as Accumulated other comprehensive income, net of taxes in the accompanying consolidated balance sheets with the ineffective portion of the change in fair value reported as Derivative income in the accompanying consolidated statements of operations. See Note 2, Significant Accounting Policies, for additional information on the Company’s hedging activities.

At December 31, 2012, $1.5 million represented the fair value of the commodity derivatives. This $1.5 million was made up of approximately $3.7 million in assets, which were recorded in both current and long term assets and $2.2 million in liabilities recorded in current and long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. During 2012, certain gas swaps that were effective hedges during prior periods became ineffective hedges. When comparing the change in expected cash flows since inception to the change in fair values since inception for the forecasted transactions, the correlation fell out of the acceptable 80-125% range to qualify for effective hedge accounting pursuant to the FASB guidance. For the swaps that became ineffective during the year, their current (and all future) changes in their fair values are (and will be) recorded as a component of derivative (income) expense in the accompanying consolidated statements of operations. Hedge ineffectiveness was $2.3 million for 2012. At December 31, 2011, $11.6 million represented the fair value of the commodity derivatives. This $11.6 million was made up of approximately $15.9 million in assets, which were recorded in both current and long term assets and approximately $4.3 million in liabilities recorded in long-term liabilities and the net amount was recorded as a net of tax deferred income item in accumulated other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness was $1.7 million for 2011.

For the year ended December 31, 2012, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $20.5 million. The increase in oil and gas revenues related to hedging transactions for the year ended December 31, 2012 includes the monetization of gas hedges in February 2012 resulting in additional revenues of $12.9 million for transactions that would have settled during the period. For the year ended December 31, 2011, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $8.8 million. For the year ended December 31, 2010, the Company realized a net increase in oil and gas revenues related to hedging transactions of approximately $41.1 million. The Company anticipates the amount of other comprehensive income related to hedge transactions that will settle during the next twelve months and be recorded in the 2013 consolidated statements of operations will be $0.8 million, net of tax effects.

As of December 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2013, 2014, and 2015:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
January 2013 - September 2013	Swap	90,556	$3.70
January 2013 - December 2013	Swap	152,083	$3.67
January 2013 - December 2013	Swap	302,625	$3.81
January 2013 - December 2013	Swap	122,325	$3.79
January 2013 - December 2013	Swap	228,519	$3.86
January 2014 - June 2014	Swap	150,833	$4.09
January 2014 - December 2014	Swap	152,083	$3.67
January 2014 - December 2014	Swap	121,083	$4.15
January 2014 - December 2014	Swap	79,850	$4.00
July 2014 - December 2014	Swap	30,667	$4.00
January 2015 - December 2015	Swap	167,042	$4.94
January 2015 - December 2015	Swap	85,433	$4.35

As of December 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013 and 2014:

		Volume in	NYMEX
	Contract	BBls/	Strike
Remaining Contract Term	Type	Month	Price
January 2013 - June 2013	Swap	21,117	$84.70
January 2013 - December 2013	Call - Sell	13,292	$125.00
January 2013 - December 2013	Call -Buy	13,292	$125.00
January 2013 - December 2013	Put - Sell	21,292	$70.00
January 2013 - December 2013	Put -Buy	13,292	$70.00
January 2013 - December 2013	Call - Sell	13,292	$109.10
January 2013 - December 2013	Swap	8,833	$95.72
January 2013 - December 2013	Swap	11,436	$95.35
July 2013 - December 2013	Swap	15,333	$85.50
January 2014 - June 2014	Swap	24,133	$85.40
January 2014 - September 2014(1)	Call - Sell	21,233	$95.00
January 2014 - September 2014(1)	Call - Buy	21,233	$85.50
January 2014 - September 2014	Put - Sell	21,233	$63.60
July 2014 - September 2014	Swap	21,467	$85.90

(1)	During February 2013, the Company monetized the oil options indicated above and received approximately $1.1 million.

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

The Company evaluates its equity method investments on a quarterly basis to ensure proper accounting treatment is being applied. During the Company’s equity method investment review in the fourth quarter of 2010, the Company researched information on the oil field and found reserve information published on the operator’s website, which the Company used to perform an economic reserve run. The results of this analysis led the Company to determine that the Attune investment had incurred an other than temporary impairment (“OTTI”). The company performed a discounted cash flow analysis using risk adjusted discount rates to estimate the current fair value of the Attune investment. The result of this analysis was a $5.2 million OTTI charge, which was recorded in the Consolidated Statements of Operation in Loss from equity investments.

During the Company’s equity method investment review in the third quarter of 2011, new information regarding this investment was identified indicating that the joint venture which had been operating this oil field was no longer in a stable financial position and it appears unlikely that there will be production from this oil field in the foreseeable future. Given that there is no expected revenue stream from this investment, the Company believes that the investment has incurred an additional OTTI and should be written down to zero. The result of this analysis was a $2.0 million OTTI charge, which was recorded in the Consolidated Statements of Operations in Loss from equity investments.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Accounts payable	$14,502	$39,643
Oil and gas property costs accrual	2,460	8,529
Production and delivery costs accrual	1,288	902
Compensation and benefits accrual	1,009	3,432
Other	368	463

Total Accounts payable and Accrued liabilities	$19,627	$52,969

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

The senior notes contain typical restrictions on liens, mergers and sales of assets. Until October 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2015 Senior Secured Notes at a price equal to 112.50% of the principal amount, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. On or after October 1, 2014 until March 31, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at an initial redemption price equal to par value plus one-half the coupon plus accrued and unpaid interest to the date of redemption. On or after April 1, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption. The Company may also redeem some or all of the 2015 Senior Secured Notes at any time prior to October 1, 2014 at the “make-whole” prices and at any time on or after April 1, 2015 at par. The Company is in compliance with all debt covenants related to the Notes at December 31, 2012.

Amended Revolving Credit Facility

The Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base is $62.5 million of which $50.0 million was drawn at December 31, 2012 and zero was drawn at December 31, 2011. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at December 31, 2012. The interest rate for borrowings under the Revolving Credit Facility is LIBOR plus 1%. The Company also incurs a 0.5% per annum commitment fee charged on the unused portion of the Revolving Credit Facility.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) related to the construction of the Houston office building. The balance was $2.7 million at December 31, 2012 and $2.9 million at December 31, 2011. The GECF note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this note. The effective interest rate on this note was 7.05% at December 31, 2012 and 2011.

Finance Agreement

During May 2012, the Company entered into an agreement to finance the premiums for its annual insurance policies with Premium Assignment Corporation. At December 31, 2012, $1.8 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2013. There are no covenant requirements under this agreement. The effective interest rate on this agreement was 2.5% at December 31, 2012. During 2011, the Company had a similar arrangement to finance the premiums for its annual insurance policies with Imperial Credit Corporation. The effective interest rate on this agreement was 2.95% at December 31, 2011.

Long-term Debt Maturities

The future estimated maturities of long-term debt are as follows:

Year ending December 31:
2013	1,975
2014	147
2015	250,158
2016	169
2017	182
Thereafter	1,927

Total	$254,558

Cash payments for interest totaled $26.2 million, $16.1 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Asset retirement obligations	$14,156	$10,010
Equity investment in unconsolidated subsidiary	2,690	2,690
Net operating loss carryforwards	7,351	6,491
Percentage Depletion carryforward	238	—
Accrued bonus	—	962
Other	223	414

Total deferred tax assets	$24,658	$20,567

Deferred tax liabilities:
Property, plant, and equipment	$(165,346)	$(124,429)
Commodity derivatives	(4,461)	(4,342)

	$(169,807)	$(128,771)

The principal components of income tax provision (benefit) for the years ended December 31 are as follows:

	2012	2011	2010
Current income tax provision (benefit):
Federal	$(21,697)	$560	$21,234
State and local	(1,751)	2,461	2,064

	$(23,448)	$3,021	$23,298
Deferred income tax provision (benefit):
Federal	$35,072	$9,814	$(2,781)
State and local	2,613	4,546	(7,077)

	$37,685	$14,360	$(9,858)

Total income tax provision	$14,237	$17,381	$13,440

We received net income tax refunds of $23.8 million in 2012 compared to net income tax payments of $2.8 million and $26.8 million made in 2011 and 2010, respectively.

The Company’s 2012, 2011 and 2010 effective tax rates are 36.9%, 40.5% and 25.5%, respectively, and are comprised of the following:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.5%	3.5%	0.5%
Deferred rate change	-0.1%	0.4%	-5.1%
Correction of prior period items	0.0%	5.7%	0.0%
Depletion in excess of basis	-1.7%	-1.7%	-1.2%
Section 199 deduction	-0.2%	-0.2%	-2.8%
Release of valuation allowance on capital loss carryover	0.0%	-2.4%	0.0%
Return to provision true-up	2.3%	0.0%	0.0%
Other	0.1%	0.2%	-0.9%

	36.9%	40.5%	25.5%

The state effective tax rate varies based on production activity, capital investment, and filing methods in the various state jurisdictions. During 2012 the Company continued to invest heavily in the state of Louisiana and Texas, and also generated most of its revenues from these two states as it did in 2011. The lower state effective tax rate in 2012 was a result of a legal entity conversion that took place as of September 30, 2011 which allowed the Company to consolidate its return filings in various states including the state of Louisiana. The Company received a full year tax benefit from the legal entity conversion in 2012 for the first time. The provision for income taxes for 2012 also included a $0.9 million charge from a change in estimate related to the expensing of intangible drilling cost due to a voluntary election the Company made upon filing the 2011 tax return in 2012. The $0.9 million charge is the net result of increased state income tax benefits and a decreased income tax refund from a decreased Section 199 deduction due to the carryback of a net operating loss generated in the 2011 tax year to the 2009 tax year, which is included above in the return to provision true-up line.

As of December 31, 2012, the Company had federal net operating loss carryforwards of $11.3 million which will expire beginning in 2028 and state net operating loss carryforwards totaling $74.9 million which have expiration periods that vary according to state jurisdiction. Of the total $74.9 million state net operating loss carryforwards, approximately $292,000 will expire in 2016, $135,000 will expire in 2021 and the remainder will expire between tax years 2023 and 2032.

All of the Company’s income before taxes came from domestic operations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax returns for calendar years 2008 and after remain subject to examination by appropriate taxing authorities.

The Company has a large number of routine transactions for which it believes the tax law is clear and unambiguous. The Company’s management determined that the company does not have any uncertain tax positions that would require recognition of a reserve or disclosure under FASB income tax accounting guidance.

11. Shareholders’ Equity

The Company did not issue any shares during 2010. During November 2011, the Company issued 125 shares of common stock to one employee as compensation for services performed and issued 2,375 shares of common stock to two LLCs that provide consulting services to the Company. The fair value of the shares at the date of issuance of approximately $6.3 million was recorded as a credit to Common stock and a debit to General and administrative expenses in the consolidated statement of operations. The Company did not issue any shares during 2012.

The Company did not repurchase any shares during the years ended December 31, 2012, 2011 and 2010.

During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, September 24, 2012 and December 17, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2011, June 15, 2011, September 15, 2011 and December 1, 2011. During 2010, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2010, June 15, 2010, September 1, 2010 and December 15, 2010.

12. Variable Interest Entities

Certain related party entities known as the Charter entities have been consolidated in the Company’s financial statements in accordance with FASB accounting guidance related to Variable Interest Entities. The Charter entities were established as C-corporations to maintain a joint interest in certain wells owned and operated by the Company. Certain employees and executive officers of the Company were provided an opportunity to purchase a number of shares of the applicable Charter entity based upon rank and tenure with the Company for $1 per share. The purpose of the establishment of these entities was to provide the employees with an opportunity to share in the success of the Company through the joint interest in the properties owned by the Charter entities. The first of these entities, Charter II, was established in 2006 followed by Charter III in 2008, Charter IV in 2009, and Charter V in 2010.

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

•

The employee owners contributed minimal funds ($1 per share) as an initial capital investment in each of the respective Charter entities and become the legal owner of the applicable shares of Charter stock. There are no vesting provisions. Accordingly, the Charter entities were not funded with sufficient equity to fund their operations without sufficient additional financial support from RAAM.

•

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

•

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

•

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

In consideration of this guidance, the Company performed an analysis of the value of these entities at the date of share issuances. This analysis was performed in order to determine RAAM’s compensation cost, which would be equal to the amount the fair value of the Charter shares exceeds the purchase price. Generally speaking, at inception, the Charter entities have minimal fair value as the properties are in the early stages of being established and there is much uncertainty regarding the drilling prospects (i.e. dry well vs. active producing well). As a result, the estimated value of the reserves do not surpass the amount of the payable to RAAM until later in the drilling stage of the various wells when more certainty exists regarding the future reserve prospects. Accordingly, no compensation expense has been recognized in the consolidated financial statements.

During 2010, the Charter agreements included a provision requiring the Charter entity to repurchase the shares at fair market value upon an employee’s termination, separation or retirement from the Company. This represented an embedded employee put option. Under ASC 718, liability classification is required for embedded employee put options if the award “permits” the employee to avoid the risks and rewards described below. Liability classification is required even if it is unlikely that the employee will exercise his or her put right. Since generally the employees held the shares for six months and chose not to leave the company and exercise the put right, the shares had been accounted for as a noncontrolling interest requiring mark to market accounting classified to “mezzanine” or “temporary equity” not as a liability but outside of permanent equity. Adjustments to the fair value of the shares were recorded as an increase or decrease to retained earnings in accordance with Accounting Series Release No. 268 (“ASR 268”). Effective October 1, 2011, the provision requiring the Charter entity to repurchase the shares at fair market value upon an employee’s termination, separation or retirement from the Company was removed from the agreement. Without the embedded put option, there is no requirement for mark to market accounting and the noncontrolling interest is now included in the equity section of the balance sheet.

On August 24, 2011, the Company purchased all of the issued and outstanding equity of Charter III from the shareholders of Charter III for aggregate consideration of approximately $21.0 million. The aggregate consideration was based upon a Charter III reserve report and fair market valuation report from a third party. The Company also obtained a fairness opinion from another third party.

Financial information for the Charter entities can be found in Note 15, Condensed Consolidating Financial Information in the Non-guarantor VIEs column.

13. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $1.1 million and $1.3 million at December 31, 2012 and 2011, respectively, are included in Accounts receivable in the Company’s consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $6.6 million and $6.8 million at December 31, 2012 and 2011, respectively, are included in Revenues payable in the Company’s consolidated balance sheets and represent revenue owner payables. The Company paid $84,000 in consulting fees to a related party in the year ended December 31, 2010, and this is recorded in General and administrative expenses on the consolidated statements of operations. This consulting agreement was discontinued at the end of 2010 and there were no consulting fees paid to related parties during 2012 or 2011.

A related party entity owned 100% by a majority shareholder is a working interest and revenue partner in certain of the Company’s properties. The related party entity executed a Joint Operating Agreement with the Company effective December 1, 2004, to participate in properties to be developed by the Company. The entity receives joint interest bills from the Company for its respective share of lease and drilling costs. The costs under these agreements owed to the Company at December 31, 2012 and 2011 totaled approximately $187,000 and $407,000, respectively, are included in Accounts receivable in the Company’s consolidated balance sheets, and represent joint interest owner receivables. Revenues owed to the entity at December 31, 2012 and 2011 totaled $2.9 million and $3.8 million respectively, are included in Revenues payable in the Company’s consolidated balance sheets, and represent revenue owner payables.

Beginning in May 2002, the Lexington office space was leased from a related party entity owned 100% by a majority shareholder of the Company; total rent expense was approximately $218,000, $213,000 and $189,000, during 2012, 2011 and 2010, respectively. See Note 14, Commitments and Contingencies for further information.

14. Commitments and Contingencies

The Company leases office space for its Lexington, Kentucky, New Orleans, Louisiana and Denver, Colorado offices under operating leases expiring in various years through 2015. The Lexington, Kentucky office space is leased from a related party (see Note 13, Related-Party Transactions). At December 31, 2012, future minimum rental payments required under these leases are as follows:

In thousands

Year ending December 31:	Minimum Lease Payments
2013	655
2014	602
2015	366

Total	$1,623

Rent expense under operating leases was approximately $747,000, $682,000 and $530,000 for 2012, 2011 and 2010, respectively.

Historically, the majority of the Company’s proved oil and gas properties have been located in the Gulf of Mexico, resulting in a concentration of its operations in one geographic area. Management has concentrated its efforts since 1996 in developing prospects in other geographic areas in order to mitigate this risk. During 2012 and 2011, the Company drilled successful wells onshore and has developed additional onshore drilling prospects that are anticipated to be drilled during 2013.

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

The following tables present condensed consolidating balance sheets as of December 31, 2012 and 2011, condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, condensed consolidating statements of comprehensive income for the years ended December 31, 2012, 2011, and 2010 and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At December 31, 2012

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$514	$68,148	$9	$—	$68,671
Receivables, net	1,305	45,760	1,096	(13,598)	34,563
Deferred tax asset - current	—	872	—	—	872
Commodity derivatives – current portion	—	2,369	—	—	2,369
Prepaids and other current assets	1,939	5,304	—	—	7,243

Total current assets	3,758	122,453	1,105	(13,598)	113,718

Net oil and gas properties	365	660,543	13,228	—	674,136
Total other assets	122,714	2,231	—	(113,477)	11,468

Total assets	$126,837	$785,227	$14,333	$(127,075)	$799,322

Current liabilities:
Payables and accrued liabilities	$7,355	$44,516	$12,504	$(13,598)	$50,777
Advances from joint interest partners	—	85	—	—	85
Commodity derivatives - current portion	—	1,114	—	—	1,114
Asset retirement obligations - current portion	—	11,195	—	—	11,195
Debt – current portion	138	1,837	—	—	1,975

Total current liabilities	7,493	58,747	12,504	(13,598)	65,146
Other liabilities:
Commodity derivatives	—	1,091	—	—	1,091
Asset retirement obligations	—	28,014	164	—	28,178
Debt	2,584	50,000	—	—	52,584
Senior secured notes	199,982	—	—	—	199,982
Deferred income taxes	5,197	140,428	396	—	146,021
Other long-term liabilities	328	—	—	—	328

Total other liabilities	208,091	219,533	560	—	428,184
Total liabilities	215,584	278,280	13,064	(13,598)	493,330
Total shareholders’ equity attributable to RAAM Global	(88,747)	506,947	—	(113,477)	304,723
Noncontrolling interest	—	—	1,269	—	1,269
Total shareholders’ equity	(88,747)	506,947	1,269	(113,477)	305,992

Total liabilities and shareholders’ equity	$126,837	$785,227	$14,333	$(127,075)	$799,322

Condensed Consolidating Balance Sheets

At December 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$340	$51,389	$—	$14	$—	$51,743
Receivables, net	2,146	48,326	—	163	(11,343)	39,292
Commodity derivatives – current portion	—	12,674	—	—	—	12,674
Prepaids and other current assets	2,033	6,831	—	—	—	8,864

Total current assets	4,519	119,220	—	177	(11,343)	112,573

Net oil and gas properties	—	583,746	—	11,085	—	594,831
Total other assets	124,625	4,924	—	—	(113,477)	16,072

Total assets	$129,144	$707,890	$—	$11,262	$(124,820)	$723,476

Liabilities and shareholders’ equity

Current liabilities:
Payables and accrued liabilities	$7,296	$81,804	$—	$11,180	$(11,343)	$88,937
Advances from joint interest partners	—	1,019	—	—	—	1,019
Asset retirement obligations - current portion	—	1,778	—	—	—	1,778
Debt – current portion	128	1,801	—	—	—	1,929
Deferred income taxes – current portion	—	3,109	—	—	—	3,109

Total current liabilities	7,424	89,511	—	11,180	(11,343)	96,772
Other liabilities:
Commodity derivatives	—	4,244				4,244
Asset retirement obligations	—	24,887	—	123		25,010
Debt	2,733	—				2,733
Senior secured notes	199,972	—				199,972
Deferred income taxes	5,198	99,893	—	4		105,095
Other long-term liabilities	467	—	—	—	—	467

Total other liabilities	208,370	129,024	—	127	—	337,521
Total liabilities	215,794	218,535	—	11,307	(11,343)	434,293

Total shareholders’ equity attributable to RAAM Global	(86,650)	489,355	—	—	(113,477)	289,228
Noncontrolling interest	—	—	—	(45)	—	(45)
Total shareholders’ equity	(86,650)	489,355	—	(45)	(113,477)	289,183

Total liabilities and shareholders’ equity	$129,144	$707,890	$—	$11,262	$(124,820)	$723,476

Condensed Consolidating Statements of Operations

For the year ended December 31, 2012

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$81,599	$1,832	$—	$83,431
Oil sales	—	107,964	2,783	—	110,747

Total revenues	—	189,563	4,615	—	194,178
Operating expenses:
Production and delivery costs	—	35,098	431	—	35,529
Workover costs	—	2,762	10	—	2,772
Depreciation, depletion and amortization	304	75,164	2,460	—	77,928
General and administrative expenses	5,106	15,667	7	—	20,780
Derivative income	—	(2,296)	—	—	(2,296)

Total operating expense	5,410	126,395	2,908	—	134,713

Income from operations	(5,410)	63,168	1,707	—	59,465
Other income (expenses):
Interest expense, net	(19,303)	(1,104)	—	—	(20,407)
Loss on sale or disposals of inventory	—	(954)	—	—	(954)
Other, net	376	55	—	—	431

Total other income (expenses)	(18,927)	(2,003)	—	—	(20,930)

Income (loss) before taxes	(24,337)	61,165	1,707	—	38,535
Income tax provision	(21,499)	35,343	393	—	14,237

Net income (loss) including noncontrolling interest	$(2,838)	$25,822	$1,314	$—	$24,298

Net income attributable to noncontrolling interest (net of tax)	—	—	1,314	—	1,314

Net income (loss) attributable to RAAM Global	$(2,838)	$25,822	$—	$—	$22,984

Condensed Consolidating Statements of Operations

For the year ended December 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$688	$93,066	$2,021	$1,681	$—	$97,456
Oil sales	905	97,186	2,102	1,713	—	101,906

Total revenues	1,593	190,252	4,123	3,394	—	199,362
Operating expenses:
Production and delivery costs	407	33,466	216	237	—	34,326
Workover costs	40	7,501	148	41	—	7,730
Depreciation, depletion and amortization	318	66,315	4	960	—	67,597
General and administrative expenses	12,240	16,612	—	9	—	28,861
Derivative income	—	(1,700)	—	—	—	(1,700)

Total operating expense	13,005	122,194	368	1,247	—	136,814

Income from operations	(11,412)	68,058	3,755	2,147	—	62,548
Other income (expenses):
Interest expense, net	(17,143)	(641)	—	—	—	(17,784)
Loss from equity investment	(2,044)	—	—	—	—	(2,044)
Loss on sale or disposals of inventory	—	(20)	—	—	—	(20)
Other, net	186	18	—	—	—	204

Total other income (expenses)	(19,001)	(643)	—	—	—	(19,644)

Income (loss) before taxes	(30,413)	67,415	3,755	2,147	—	42,904
Income tax provision	426	16,329	3	623	—	17,381

Net income (loss) including noncontrolling interest	$(30,839)	$51,086	$3,752	$1,524	$—	$25,523

Net income attributable to noncontrolling interest (net of tax)	—	—	—	1,524	—	1,524

Net income (loss) attributable to RAAM Global	$(30,839)	$51,086	$3,752	$—	$—	$23,999

Condensed Consolidating Statements of Operations

For the year ended December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$1,132	$113,487	$2,557	$—	$117,176
Oil sales	936	77,439	2,257	—	80,632

Total revenues	2,068	190,926	4,814	—	197,808
Operating expenses:
Production and delivery costs	388	30,837	344	—	31,569
Workover costs	22	10,442	6	—	10,470
Depreciation, depletion and amortization	11,251	58,502	2,201	—	71,954
General and administrative expenses	4,872	11,835	24	—	16,731
Derivative expense	—	(555)	—	—	(555)

Total operating expense	16,533	111,061	2,575	—	130,169

Income from operations	(14,465)	79,865	2,239	—	67,639
Other income (expenses):
Interest expense, net	(5,786)	(2,995)	—	—	(8,781)
Loss on sale or disposal of inventory	—	(1,463)	—	—	(1,463)
Loss from equity investment	(5,156)	—	—	—	(5,156)
Other, net	180	254	—	—	434

Total other income (expenses)	(10,762)	(4,204)	—	—	(14,966)

Income before taxes	(25,227)	75,661	2,239	—	52,673
Income tax provision	16,407	(3,524)	557	—	13,440

Net income including noncontrolling interest	$(41,634)	$79,185	$1,682	$—	$39,233

Net income attributable to noncontrolling interest (net of tax)	—	—	1,682	—	1,682

Net income attributable to RAAM Global	$(41,634)	$79,185	$—	$—	$37,551

Condensed Consolidating Statements of Comprehensive Income

For the year ended December 31, 2012

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net income including noncontrolling interest	$(2,838)	$25,822	$1,314	$—	$24,298
Changes in fair value of hedges	—	(1,979)	—	—	(1,979)
Income tax expense related to components of other comprehensive income	—	740	—	—	740

Other Comprehensive Income	—	(1,239)	—	—	(1,239)
Comprehensive income	$(2,838)	$24,583	$1,314	$—	$23,059
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1,314)	—	(1,314)

Comprehensive income attributable to RAAM Global	$(2,838)	$24,583	$—	$—	$21,745

Condensed Consolidating Statements of Comprehensive Income

For the year ended December 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
Net income including noncontrolling interest	$(30,839)	$51,086	$3,752	$1,524	$—	$25,523
Changes in fair value of hedges	—	3,115	—	—	—	3,115
Income tax expense related to components of other comprehensive income	—	(1,164)	—	—	—	(1,164)

Other Comprehensive Income	—	1,951	—	—	—	1,951
Comprehensive income	$(30,839)	$53,037	$3,752	$1,524	$—	$27,474
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(1,524)	—	(1,524)

Comprehensive income attributable to RAAM Global	$(30,839)	$53,037	$3,752	$—	$—	$25,950

Condensed Consolidating Statements of Comprehensive Income

For the year ended December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net income including noncontrolling interest	$(41,634)	$79,185	$1,682	$—	$39,233
Changes in fair value of hedges	—	(24,225)	—	—	(24,225)
Income tax expense related to components of other comprehensive income	—	9,380	—	—	9,380

Other Comprehensive Income	—	(14,845)	—	—	(14,845)
Comprehensive income	$(41,634)	$64,340	$1,682	$—	$24,388
Less: Comprehensive income attributable to noncontrolling interest	—	—	(1,682)	—	(1,682)

Comprehensive income attributable to RAAM Global	$(41,634)	$64,340	$—	$—	$22,706

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2012

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(112)	$125,013	$4,208	$—	$129,109
Investing activities
Change in investments between affiliates	7,108	(7,108)	—	—	—
Change in advances from joint interest partners	—	(934)	—	—	(934)
Additions to oil and gas properties and equipment	(443)	(176,438)	(4,450)	—	(181,331)
Proceeds from net sales of oil and gas properties	—	26,190	237	—	26,427

Net cash provided by (used in) investing activities	6,665	(158,290)	(4,213)	—	(155,838)
Financing activities
Proceeds from revolving credit facility	—	50,000	—	—	50,000
Proceeds from borrowings	—	7,101	—	—	7,101
Payments on debt	(139)	(7,065)	—	—	(7,204)
Payment of dividends	(6,250)	—	—	—	(6,250)
Other	10	—	—	—	10

Net cash (used in) provided by financing activities	(6,379)	50,036	—	—	43,657

Increase (decrease) in cash and cash equivalents	174	16,759	(5)	—	16,928
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$514	$68,148	$9	$—	$68,671

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2011

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor Subsidiary	Non- guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,424)	$184,585	$3,693	$3,244	$—	$172,098
Investing activities
Change in investments between affiliates	(48,431)	46,245	(3,436)	5,622	—	—
Change in advances from joint interest partners	—	1,019	—	—	—	1,019
Payment of prepaid drilling expenses	—	(555)			—	(555)
Additions to oil and gas properties and equipment	(95)	(217,559)	(258)	(8,881)	—	(226,793)
Purchase of noncontrolling interest	(21,000)	—	—	—	—	(21,000)
Proceeds from net sales of oil and gas properties	—	2,125	—	—	—	2,125

Net cash used in investing activities	(69,526)	(168,725)	(3,694)	(3,259)	—	(245,204)
Financing activities
Proceeds from borrowings	—	8,037	—	—	—	8,037
Payments on debt	(109)	(7,238)	—	—	—	(7,347)
Deferred loan costs	—	(469)	—	—	—	(469)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	—	—	—	—	51,250
Deferred bond costs	(1,510)	—	—	—	—	(1,510)
Payment of dividends	(6,063)	—	—	—	—	(6,063)
Other	41	(122)	—	—	—	(81)

Net cash provided by financing activities	43,609	208	—	—	—	43,817

Increase (decrease) in cash and cash equivalents	(45,343)	16,069	—	(15)	—	(29,289)
Cash and cash equivalents, beginning of period	45,683	35,320	—	29	—	81,032

Cash and cash equivalents, end of period	$340	$51,389	$—	$14	$—	$51,743

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2010

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	(23,557)	132,371	5,395	—	114,209
Investing activities
Change in investments	—	150	—	—	150
Change in investments between affiliates	(69,691)	69,691	—	—	—
Change in advances from joint interest partners	—	(1,052)	—	—	(1,052)
Additions to oil and gas properties and equipment	(76)	(81,477)	(5,383)	—	(86,936)

Net cash used in investing activities	(69,767)	(12,688)	(5,383)	—	(87,838)
Financing activities
Proceeds from borrowings	—	8,874	—	—	8,874
Payments on debt	(112)	(118,912)	—	—	(119,024)
Proceeds from Issuance of 12.5% Senior Notes due 2015	148,629	—	—	—	148,629
Deferred bond costs	(6,701)	—	—	—	(6,701)
Payment of dividends	(6,000)	—	—	—	(6,000)
Other	—	(5)	—	—	(5)

Net cash provided by (used in) financing activities	135,816	(110,043)	—	—	25,773

Increase in cash and cash equivalents	42,492	9,640	12	—	52,144
Cash and cash equivalents, beginning of period	3,191	25,680	17	—	28,888

Cash and cash equivalents, end of period	$45,683	$35,320	$29	$—	$81,032

Totals may not foot due to rounding.

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

Costs Incurred (Unaudited)

The following represents the total costs incurred during 2012, 2011 and 2010 with respect to oil and gas producing activities:

(In thousands)	2012	2011	2010
Costs incurred:
Unproved property	$66,790	$118,368	$35,332
Proved property	—	—	—
Exploration costs	35,803	80,296	27,030
Development costs	74,204	23,596	23,738

Total costs incurred	$176,797	$222,260	$86,100

Proved Oil and Gas Reserves (Unaudited)

The following sets forth estimates in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves for 2012, 2011 and 2010. Oil, including condensate, is stated in barrels, and gas is stated in thousands of cubic feet at 14.73 P.S.I. All oil and gas reserves are located within the United States:

(In thousands)	2012
	Oil	Gas
Beginning of year	12,949	63,059
Revisions of previous estimates	810	2,637
Production	(1,104)	(18,411)
Extensions and discoveries	2,052	14,737
Purchase of reserves in-place	—	—

Proved reserves end of year	14,707	62,022

Proved developed reserves at beginning of year	5,300	56,106
Proved developed reserves at end of year	4,940	50,225

	2011
	Oil	Gas
Beginning of year	11,438	44,041
Revisions of previous estimates	1,026	15,903
Production	(1,050)	(17,630)
Extensions and discoveries	1,535	20,745
Purchase of reserves in-place	—	—

Proved reserves end of year	12,949	63,059

Proved developed reserves at beginning of year	3,851	35,917
Proved developed reserves at end of year	5,300	56,106

	2010
	Oil	Gas
Beginning of year	11,750	50,724
Revisions of previous estimates	281	3,330
Production	(1,066)	(16,172)
Extensions and discoveries	473	6,159
Purchase of reserves in-place	—	—

Proved reserves end of year	11,438	44,041

Proved developed reserves at beginning of year	4,292	40,563
Proved developed reserves at end of year	3,851	35,917

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited)

(In Thousands)

The Standardized measure of discounted future net cash flows from proved oil and gas reserves at 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Future cash flows	$1,585,439	$1,526,957	$1,035,152
Future production costs	(403,363)	(377,414)	(246,090)
Future development and abandonment costs	(242,189)	(193,572)	(130,802)

Future net cash flows before income taxes and discount for timing	939,887	955,971	658,260
Future income taxes	(281,471)	(278,789)	(196,810)
Discount for estimated timing of net cash flows	(286,687)	(263,374)	(190,401)

Standardized measure of discounted future net cash flows	$371,729	$413,808	$271,049

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

(In Thousands)

The primary sources of change in the standardized measure of discounted future net cash flows are as follows:

	2012	2011	2010
Standardized measure of discounted future net cash flows from proved oil and gas reserves at beginning of year	$413,808	$271,049	$203,919
Extensions and discoveries and improved recovery, net of future production and development costs	82,246	122,580	25,450
Purchase of reserves in-place	—	—	—
Development costs incurred during the period	74,204	(23,596)	(23,374)
Revenues, net of production costs	(158,873)	(156,358)	(124,237)
Revisions of estimates:
Net change in prices	(19,257)	218,746	162,472
Changes in estimated future development costs	(93,314)	(69,428)	(8,710)
Revision of quantity estimates	38,152	116,025	23,305
Net change in income taxes	5,654	(60,718)	(24,564)
Accretion of discount	61,866	39,896	31,322
Changes in production rates (timing) and other	(32,757)	(44,388)	5,466

Standardized measure of discounted future net cash flows from proved oil and gas reserves at end of year	$371,729	$413,808	$271,049

17. Subsequent Events

In February 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for approximately $17.4 million. The Company will also receive a $17.4 million net carry from this unrelated third party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and offices of the present directors and executive officers of the Company as of December 31, 2012. There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Howard A. Settle	65	Chairman of the Board, Director, President, Chief Executive Officer
Jonathan B. Rudney	63	President and Chief Executive Officer – Century Exploration Resources, Director
Michael J. Willis	54	Sr. Vice President of Administration, Director
Thomas M. Lewry	67	Vice President, Director
Robert E. Fox	83	Director
Jeffrey T. Craycraft	56	Chief Financial Officer, Treasurer
Wayne L. Adams	54	Senior Vice President
Ken Young Elizabeth A. Barr	57 59	Chief Operating Officer Vice President of Administration
James A. Honert	61	Senior Vice President

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

Michael J. Willis. Michael J. Willis has served as a Director of the Company since 1996. Mr. Willis currently serves as Senior Vice President of Administration. From 1996 until 2011, Mr. Willis served as our Chief Operating Officer. Mr. Willis has also served as the General Manager Century Exploration New Orleans since 2003. Mr. Willis joined the Company in 1992 and is currently a senior officer in the New Orleans, Louisiana office, heading up our exploration and operations management team. Prior to joining Century Exploration New Orleans, Mr. Willis served as the Vice President, Administration of Langlais, Ltd., Hong Kong from 1990 to 1992. Mr. Willis was an adjunct professor at the A.B. Freeman School of Business, Tulane University, where he taught a course in Business Information Systems from 1997 to 2005. Mr. Willis completed his Master of Business Administration A.B. Freeman School of Business, Tulane University and his undergraduate degree in accounting from the University of Cape Town, South Africa.

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

Robert E. Fox. Robert E. Fox has served as a Director of the Company since 1995. Mr. Fox has also served as a consultant to the Company since 1995. Mr. Fox has been working as an oil and gas consultant since 1986. He has extensive experience in the oil and gas industry. Mr. Fox also served on the Board of Directors of DeepTech International, Inc., a diversified energy company working in the Gulf of Mexico, a position which he has held from 1996 to 1998. Mr. Fox’s experience in the oil and gas industry spans 59 years and includes experiences in the United Kingdom, Netherlands (North Sea), Africa, and the United States. Mr. Fox has served on the Board of Directors of Oil Exploration, Ltd. from 1974 to 1978, and LASMO, Plc from 1979 to 1986. He was also Chairman of Richmond Oil & Gas, Plc from 1990 to 1993 and a Director of Term Energy Corporation from 1981 to present. Mr. Fox is a member of the Geological Society of America, American Association of Petroleum Geologists, Society of Petroleum Engineers of AIME. He completed his Master of Science Degree in Geology from the University of Illinois and his bachelor of science degree from Marshall University, West Virginia. He was also given a D.Sc. (Honorary) in Engineering from Heriot-Watt University, Edinburgh, Scotland, and a D. of Humane Letters (Honorary) from Marshall University.

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

Ken Young. Ken Young has served as Chief Operating Officer for RAAM Global Energy since October 2012. In this position, he directs the technical evaluation and operations for RAAM Global Energy and its wholly owned subsidiaries. Mr. Young has 30 plus years of experience in conventional and unconventional resource plays. Mr. Young’s expertise is in creating value by working with the right people to develop the right assets through application of state-of-the-art technology in defining the risk-reward to make best economic decisions at the right time. Prior to joining RAAM Global Energy Mr. Young was the Executive Vice President of Exploration for Vitruvian Exploration and was instrumental in the success of the Company. Mr. Young was the founder of New Trials Energy and co-founder of Rainier Exploration. Mr. Young also worked in technical and managerial role for Tenneco Oil, Zilkha Energy, Hardy Oil and Cockrell Oil. Mr. Young is a graduate of Pennsylvania State University with B.S. in Geoscience and South Dakota School of Mines & Technology with M.S. in Geological Engineering.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

During 2012, our executive compensation program was overseen by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Our chief executive officer reviewed compensation for all of our named executive officers other than himself, and made compensation recommendations to the Compensation Committee. The Compensation Committee then evaluated the chief executive officer’s recommendations and conducted its own independent review and evaluation of the chief executive officer’s compensation and made all final compensation decisions for our named executives by exercising its discretion in accepting, modifying or rejecting any management recommendations as it deemed appropriate. The Compensation Committee generally approves any changes to base salary levels, bonus opportunities and other annual compensation components by the end of December or the first weeks of January, with such changes becoming effective as of January 1st of the year to which the changes relate.

The named executive officers for our fiscal year ending December 31, 2012 (the “2012 Fiscal Year”), and who are described in this Compensation Discussion and Analysis section, are:

•	Howard A. Settle – President and Chief Executive Officer (our “CEO”)

•	Jeffrey T. Craycraft – Treasurer and Chief Financial Officer

•	James A. Honert – Senior Vice President – Century Exploration Resources

•	Jonathan B. Rudney – President and Chief Executive Officer – Century Exploration Resources

•	Wayne L. Adams – Senior Vice President – Century Exploration Houston

Objectives of Our Executive Compensation Program

The goal of the executive compensation program is to attract and retain excellent management with the requisite experience and managerial skills to achieve the goals of the strategic business plan of our company. The strategic business plan sets out a targeted production rate and reserve value for each of the core areas of our company that, collectively, will generate a specific EBITDA within five years. We track the production growth, reserve growth, capital expenditures, revenues, and EBITDA figures and compare these figures to our established goals to determine if objectives are being achieved. Our evaluation of results is an ongoing process that is updated monthly. The Compensation Committee reviews these periodic findings with respect to our business plan when it completes its annual compensation review or when it makes any changes to our compensation program. The Compensation Committee strives to design our compensation program in a manner that successfully aligns our business goals with the interests of our named executive officers, which in turn ensures that our named executive officers interests are aligned with our stockholders interests.

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

We do not specifically benchmark any element of our compensation program and we do not maintain a formulaic process for determining compensation relative to our peers, but we periodically assess our ability to provide competitive compensation packages to executive officers and make appropriate adjustments to our program when we deem it necessary. The base salaries of our named executive officers are set at a level that is commensurate with other companies in the industry of comparable size, and while salaries are reviewed on an annual basis, salaries will only be adjusted at times when we have determined that increases are necessary to allow the Company to compete for top managerial talent. To determine our competitiveness in our industry we review publicly available surveys and filings of companies that we deem to be our peers at the time, and although we have not historically engaged in formal consultations with third party consultants or advisors to receive this type of information, our Compensation Committee also made the decision to engage an independent compensation consultant during the 2012 year to assist us in compiling more focused data on the compensation programs at our peer companies. As described in more detail below, the compensation consultant did assist us in making certain adjustments to the base salaries of our named executive officers, but no significant changes were made to our compensation policies and practices as a result of the consultant’s review of our programs.

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

During the third quarter of 2012, the Compensation Committee engaged an independent compensation consultant and performed a thorough review of our employee compensation programs, including the executive compensation program. We recognize that some of our compensation programs originated from specific regions or units within the company, and we have a desire to create a cohesive and appropriate compensation program for our employees. To that end the Compensation Committee engaged BDO USA LLP, a professional consulting firm (“BDO”), to assist the Compensation Committee in determining whether any elements of our existing compensation program should be modified or updated. Among other things, the Compensation Committee specifically requested that BDO assist in compiling an appropriate peer group, to prepare a market analysis of those peer’s compensation practices and program designs, and to assist us in developing a long-term strategy for our compensation programs (which the Compensation Committee believes should include a possible transition in the near future from our royalty incentive programs to a performance-based bonus program). Due to the timing of this engagement, BDO did not advise the Compensation Committee with respect to the 2012 year compensation decisions.

At the Compensation Committee’s request, BDO’s review included an emphasis on the base salaries of our named executive officers in comparison to the base salaries provided to similarly situated executives at companies that we consider to be our peers. The peer group suggested by BDO, and approved by the Compensation Committee, is as follows: Freeport McMoRan Exploration Co., Gulfport Energy Corp., EXCO Resources, W&T Offshore, Inc., Halcon Resources Corp., Stone Energy Corp., Carrizo Oil & Gas Inc., PDC Energy Inc., Approach Resources Inc., EPL Oil and Gas, Forest Oil Corporation, Contango Oil and Gas Co., Rex Energy Corp., Swift Energy Corp., Magnum Hunter Resources Corp., Resolute Energy Corp., Vaalco Energy Inc., Goodrich Petroleum Corp., PetroQuest Energy Inc., Panhandle Oil and Gas Inc., Penn Virginia Corp. and Warren Resources Inc. BDO provided the Compensation Committee with information and analysis that the Compensation Committee used when setting base salaries for the 2013 year, but all final decisions were made by the Compensation Committee rather than BDO. BDO did not provide any additional services to the Company outside of the compensation consulting work that it did for the Compensation Committee during the 2012 year. In connection with its 2012 engagement of BDO, the Compensation Committee assessed the independence of BDO pursuant to applicable SEC rules and concluded that BDO’s work for the Compensation Committee does not raise any conflict of interest.

Key Components of our Compensation Policy

Our compensation and benefits programs have historically consisted of the following components, which are described in greater detail below:

•	Base salary;

•	Annual cash bonuses;

•	Royalty interest payments from producing wells;

•	Participation in broad-based retirement, health and welfare benefits; and

•	Limited perquisites.

We maintained a formal bonus plan prior to the 2011 year, but annual bonuses for the 2011 and 2012 year were determined solely at the discretion of the Compensation Committee and were not a guaranteed element of compensation. The APORRI Plan payments will be provided only when the applicable well is successfully producing profits, thus the APORRI Plan payments are also a variable element of compensation that depends solely on the performance of the applicable well.

Base Salary

Each named executive officer’s base salary is a fixed component of compensation and provides each named executive officer with a steady stream of income throughout the calendar year. Base salaries are determined for each named executive based on his position and responsibility. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review we consider individual and company performance over the course of that year. Our Compensation Committee provided for slight increases to the 2012 base salaries over what the named executive officers received in the 2011 year, but no individual officer received an increase of over 3%. The base salary amounts that each of our named executive officers earned during the 2012 Fiscal Year is disclosed in the Summary Compensation Table below.

As noted above, our Compensation Committee consulted with BDO with respect to the base salaries of our named executive officers. The information that the Compensation Committee reviewed with respect to our peers, as well as our performance over the 2012 Fiscal Year, led the Compensation Committee to increase the base salaries for certain individuals that we expect to be our named executive officers during the 2013 year. Effective as of February 1, 2013, Mr. Settle’s base salary was increased to $324,000; Mr. Rudney’s base salary was increased to $324,000; and Mr. Craycraft’s base salary was increased to $225,000. The Compensation Committee determined that Mr. Honert’s base salary was already in line with the market analysis for individuals in similar positions at our peer companies, and Mr. Adams will be transitioning into a consulting arrangement during the 2013 year.

Bonuses

Bonus Plan. The Employee Incentive Bonus Plan of RAAM Global Energy Company and its Subsidiaries expired on December 31, 2010, and our Compensation Committee determined not to renew the plan for the 2011 or 2012 year. In lieu of a new formal bonus plan, the Compensation Committee has determined that it would be more appropriate to periodically review our performance as a whole, as well as the individual performance of our named executive officers, and the Compensation Committee will have the discretion to issue bonuses when appropriate. The Compensation Committee may reinstate a formal bonus plan in the future, but at the time of this filing this is an ongoing discussion amongst our committee members and no plans for a new plan have been made.

With respect to the 2012 Fiscal Year, the Compensation Committee determined that base salaries, the payouts from certain prior APORRI Plan or Resource Royalty Plan grants for the named executive officers (other than Mr. Honert), were providing aggregate amounts of compensation to our named executive officer group to remain competitive within our market and to appropriately retain our executive group. Mr. Honert is compensated through certain arrangements outside of the APORRI Plan that are described below. The Compensation Committee determined that, while our named executive officers had provided superior services to us for the 2012 year, they had been compensated appropriately for their services to us. However, many of our employees received a $5,000 year-end bonus, and our Compensation Committee determined to provide the same bonus payment to Messrs. Settle, Craycraft, Rudney and Adams.

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

Messrs. Settle, Craycraft and Adams participate in the APORRI Plan. Each of them received their initial grant of APORRI units in previous years and certain of the wells associated with our named executive officer’s past grants were in payout during the 2012 Fiscal Year. We granted new APORRI Plan grants in two wells to the applicable named executive officers during the 2012 Fiscal Year. Mr. Settle and Mr. Craycraft are in the recipient pool for the APORRI Plan and receive their proportionate share of the 3% and 1 1/2% APORRI pool in each well drilled in Century Exploration New Orleans, LLC and Century Exploration Houston, LLC, respectively. Mr. Adams is in the recipient pool for the APORRI Plan and receives his proportionate share of the 1 1/2% APORRI pool in each well drilled in Century Exploration Houston, LLC. This pool is proportionately reduced in wells that RAAM Global is not a 100% owner. Each of our service providers that receive a percentage in one of the APORRI Plan wells receives the percentage that has been pre-assigned to that individual’s position within the company; our Compensation Committee does not make individual decisions regarding the percentage that should be awarded to any named executive officer. In 2012, the named executive officers received grants in two wells drilled in Century Exploration Houston, LLC. In the award granted July 1, 2012, Mr. Settle and Mr. Craycraft each received a 0.00107% APORRI in this well and Mr. Adams received a 0.001875% APORRI in this well. In the award granted October 14, 2012, Mr. Settle and Mr. Craycraft each received a 0.0012% APORRI and Mr. Adams received a 0.001875% APORRI.

The aggregate amounts received by each named executive officer under the APORRI Plan for the 2012 Fiscal Year relating to previous APORRI Plan grants, as well as amounts relating to the new 2012 grants, are reported in the succeeding Summary Compensation Table.

Resource Royalty Plan. Mr. Settle and Mr. Rudney are also participants in an overriding royalty interest plan (the “Resource Royalty Plan”) that is based on wells of our subsidiary Century Exploration Resources, LLC (“Resources”). Our Board administers the Resource Royalty Plan and determined that the executive officers who contributed to the success of the Resource wells should be rewarded and incentivized to create value for Resources by providing them with a percentage of the revenues from those wells. Like the APORRI Plan described above, a grant in the Resource Royalty Plan was designed as a percentage of a recipient pool for an applicable well. The difference in the two plans is that the APORRI Plan is an “after payout” overriding royalty interest, while the Resource Royalty Plan was designed to provide potential payments from a well prior to Resources recouping its expenses of development, operation, or maintenance. Other than Mr. Honert, whose compensation arrangement with Resources is described below, Mr. Settle and Mr. Rudney were the only named executive officers that were directly involved in the Resource properties at the time that our Board made grants pursuant to the Resource Royalty

Plan, thus Mr. Settle and Mr. Rudney are the only named executive officers that currently participate in the Resource Royalty Plan. The aggregate amounts received by Mr. Settle and Mr. Rudney under the APORRI Plan for the 2012 Fiscal Year relating to previous Resource Royalty Plan grants, as well as amounts relating to the new 2012 grants, are reported in the succeeding Summary Compensation Table.

Equity-based Awards.

Mr. Honert is a member of Source Energies, LLC (“Source”), an entity that provides services to our subsidiary Resources. Due to the unique relationship between Source and Resources, as additional consideration and incentive to continue providing services to Resources, Resources agreed to provide a certain number of shares of our common stock to Source pursuant to a bonus agreement that became effective on September 30, 2011. Mr. Honert’s equity-based awards thus come from his relationship with Source rather than from participation in any of our employee benefit plans, such as the Resource Royalty Plan or the APORRI Plan. We agreed to become a party to the bonus agreement between Resources and the members of Source to the extent that we had an obligation to issue shares of our common stock to Source in connection with the signing of the agreement, although we do not administer the agreement nor will we have any continuing obligations under the agreement. We determined that the stock grant would create maximum value to both Resources and to us by providing incentive to the members of Source, including Mr. Honert, to remain employed at Resources through October 31, 2015, the termination date of the employment arrangement between Resources and Source. Our relationship to Source is described in greater detail under the section of this Form 10-K titled “Certain Relationships and Related Party Transactions.”

As a member of Source, the number of shares of our common stock that Mr. Honert currently indirectly holds is approximately 536. The shares are subject to certain vesting restrictions until the earlier to occur of October 31, 2015 or a liquidation event (as described in greater detail below).

Employment Agreements

Mr. Honert is a party to an employment agreement between Resources and Mr. Honert and two other individuals. The employment agreement provides Mr. Honert with certain potential continued medical plan payments following a termination of his employment in certain situations, but Resources, rather than us, would be obligated to provide those benefits to Mr. Honert.

Mr. Settle was a party to an employment agreement with us during the 2011 year. The expiration of Mr. Settle’s employment agreement occurred on December 31, 2011, and our Compensation Committee determined that it would be appropriate to maintain an “at will” employment relationship for each of the named executive officers for the 2012 year. Our Compensation Committee has the authority to revisit this decision at any time and enter into individual agreements with any of our employees as the Compensation Committee may deem appropriate for the future.

Severance and Change in Control Benefits

The named executive officers did not have agreements with us that contained severance provisions and/or change in control payment provisions during the 2012 Fiscal Year.

Other Benefits

401(k) Retirement Savings Plan. Our 401(k) Plan is designed to encourage all employees, including the participating named executive officers, to save for the future. Under our 401(k) Plan, we match employee contributions, including those made by our named executive officers, at rates approved by our Board. For fiscal

2012, we matched 100% of the first 8% of eligible pre-tax earnings (up to IRS limits) contributed by plan participants.

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

Other Compensation Items

We do not directly maintain any long-term equity-based incentive and/or stock option plans for our named executive officers. Each named executive officer owns shares of the company, and there are no restrictions at this time on executives acquiring or selling stock of the company. Our company shares are not traded publicly and therefore there are no hedging prohibitions nor is there any opportunity to hedge against the company’s share value.

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

•	Our overall compensation levels are competitive with the market.

•

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

disclosure set forth under the heading “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Respectfully submitted by the Compensation Committee of the Board of RAAM Global Energy Company

Tom Lewry (Chairman)

Howard Settle

Robert Fox

Jonathan Rudney

Michael Willis

Summary Compensation Table

The table below sets forth the annual compensation earned during the 2012, 2011, and 2010 fiscal years by our “named executive officers,” as of December 31, 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Howard A. Settle	2012	282,563	5,000	—		396,301	22,500	706,364
President and Chief Executive Officer, Director	2011	273,938	5,000	—		319,188	21,915	620,041
	2010	262,254	2,573,228	—		279,792	49,918	3,165,192
Jeff T. Craycraft	2012	179,812	5,000	—		216,261	14,385	415,458
Treasurer and Chief Financial Officer	2011	174,342	5,000	—		241,577	13,947	434,866
	2010	166,436	73,228	—		210,700	13,315	463,679
James A. Honert.	2012	215,775	945,585	—		—	17,262	1,178,622
Senior Vice President	2011	210,000	5,000	1,400,116	(4)	—	16,800	1,631,916
Jonathan B. Rudney.	2012	282,563	5,000	—		290,186	—	577,749
President of Century Exploration Resources
Wayne L. Adams.	2012	205,500	5,000	—		227,623	16,440	454,563
Senior Vice President

(1)	During 2011, Mr. Honert was awarded stock awards in the Company through his relationship with Source. During 2012, Mr. Honert received a bonus of $945,585 to cover the taxes that resulted from that 2011 stock award. Amounts for all of our other named executive officers represent a $5,000 year-end discretionary bonus.

(2)	Amounts represent the aggregate royalty payments received from the APORRI Plan during the 2011 Fiscal Year for each of the named executive officers other than Mr. Settle and Mr. Rudney. For Mr. Settle, the amount includes $251,208 received from the APORRI Plan during the 2011 year, and $145,093 received from the Resource Royalty Plan. For Mr. Rudney, the full amount represents the aggregate royalty payments from the Resource Royalty Plan.
(3)	The amounts included in the Other Compensation line for all named executives officers relate solely to matching contributions to each employee’s 401(k) Plan account.
(4)	We engaged an independent third party analyst to conduct a valuation of our common stock on October 31, 2011, and the values shown here reflect the findings of that analysis. The stock awards granted to Mr. Honert were valued by taking our per share stock price as of the date of our valuation ($2,533) multiplied by the number of shares granted. Amounts do not take into consideration the possibility of forfeitures.

Grants of Plan-Based Awards for the 2012 Fiscal Year

	Grant	Possible Payouts under Non-Equity Incentive Plan Awards
Name	Date(1)	($)(2)
Howard A. Settle	1/2/12	$113,893
	7/1/12	$4,356
	10/14/12	$819
Jeff T. Craycraft	7/1/12	$4,356
	10/14/12	$819
Jonathan B. Rudney	1/2/12	$227,786
Wayne L. Adams	7/1/12	$7,623
	10/14/12	$1,780

(1)	Grant dates vary by well, as noted in the Compensation Discussion and Analysis above.
(2)	The values shown in this column represent the actual amount of payments that each of the named executive officers received from grants in the APORRI Plan, and with respect to Mr. Settle, from the Resource Royalty Plan, that occurred in the 2012 year. Mr. Settle’s January 2, 2012 grant was made pursuant to the Resource Royalty Plan, while the remaining grants shown for Mr. Settle were made under the APORRI Plan. The January 2, 2012 grant made to Mr. Rudney was pursuant to the Resource Royalty Plan. We believe that an estimation of future payouts under these grants is undeterminable at this time, as a well could stop producing at any given time and payout streams are unpredictable not determinable at this time.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2012 Fiscal Year

Mr. Honert’s Equity Awards. The shares of our common stock that Mr. Honert received during 2011 pursuant to the bonus agreement between us, Resources and Source is subject to certain vesting restrictions (which generally vest him in 20% of his award each year), as well as possible dilution or expansion. Because the shares of our common stock were granted directly to Source, Mr. Honert is deemed to have received a percentage of the full grant based upon his ownership interest in Source. If at any time in the future, Source determines to allow new members into

Source, Mr. Honert’s ownership percentage could change and thus the number of shares that he is entitled to receive could be adjusted downward. If a current member of Source terminates his or her employment prior to receiving his or her allocated shares of common stock, those shares could also be redistributed to the initial members of Source, including Mr. Honert.

Percentage of Salary and Bonus in Comparison to Total Compensation

The percentage of salary and bonus compensation provided to each of our named executive officers in relation to their total compensation for the 2012 Fiscal Year is set forth below:

Name	Salary and Bonus Percentage of Total Compensation
Howard A. Settle	41%
Jeff T. Craycraft	44%
James A. Honert	99%
Jonathan B. Rudney.	50%
Wayne L. Adams	46%

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information on the current stock awards held by each of the named executive officers.

	Stock awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
James A. Honert	321.6	530,640

(1)	The number of shares of our common stock set forth in this column reflects Mr. Honert’s ownership percentage in Source of 32% as of December 31, 2012, which could change in the future. Mr. Honert’s agreement with Source that governs the common stock award is described further below. The remaining shares will vest 20% on each of the following dates: November 1, 2013; November 1, 2014 and October 31, 2015. However, as noted above, for our purposes the shares of our common stock have been granted without restrictions to Source.
(2)	The market value of the shares was determined using a market value for our common stock of $1,650.00, which was the amount per share as quoted in our September 30, 2012 valuation analysis report. This is the most recent valuation available.

Stock Vested in the 2012 Fiscal Year

Mr. Honert is the only named executive officer that currently holds an equity-based compensation award, and experienced a vesting event for that award during the 2012 Fiscal Year.

	Stock awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
James A. Honert	107.2	176,880

(1)	Mr. Honert did not actually take possession of any of the shares of our common stock reported in this column during the 2012 year. Mr. Honert will only receive a distribution of the shares, prior to certain liquidation events that Source has designed for his awards, if he incurs a termination of employment.
(2)	The market value of the shares was determined using a market value for our common stock of $1,650.00, which was the amount per share as quoted in our September 30, 2012 valuation analysis report. This is the most recent valuation available.

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

The shares of our common stock granted to Source are scheduled to be distributed to Mr. Honert and the other applicable members of Source on October 31, 2015 (the “Termination Date”). In the event of a termination of Mr. Honert’s employment for any reason prior to that Termination Date, he could receive a portion of the shares attributable to his interest in Source in accordance with the vesting schedule that has been satisfied at the time of his termination. As of December 31, 2012, Mr. Honert would only have been 40% vested in the shares of our common stock attributable to his interest in Source.

If Mr. Honert is still employed at the time of a “Liquidation Event,” the number of the shares attributable to Mr. Honert’s ownership in Source would receive 100% vesting acceleration and the applicable shares would be distributed to Mr. Honert. A Liquidation Event will be deemed to occur if either Resources or we (i) become a public company through an initial public offering, (ii) sell substantially all of its assets, or (iii) enter into a business combination with a non-affiliated entity in which Resources or us, as applicable, is not the surviving entity. In the event that a Liquidation Event had occurred on December 31, 2012, Mr. Honert would have received the accelerated vesting of the remaining unvested 60% of his interest in the shares of common stock.

The table below provides our best estimate as to the value of the acceleration of Mr. Honert’s interest in our common stock upon a termination of employment or Liquidation Event that could have occurred on December 31, 2012. We have assumed for purposes of the table below that the price of our common stock on December 31, 2012 was $1,650.00. The value or number of shares of our common stock that Mr. Honert may receive upon an actual termination of his employment or a Liquidation Event can only be determined with certainty upon the occurrence of that event.

	Termination of Employment	Liquidation Event
Value of Mr. Honert’s Accelerated Vesting	$0	$530,640

In the event that Mr. Honert’s employment with Resources pursuant to the Source Agreement, Resources would provide Mr. Honert with certain severance benefits. If Mr. Honert’s employment is terminated for any reason, he would receive earned but unpaid salary, reimbursement of any yet unpaid business expenses, payments or distributions from any employee benefit plan maintained by Resources pursuant to the terms of that plan, and, at the discretion of Resources, continued medical benefits for a period of time that will be determined by Resources’s executive management committee. We have assumed for purposes of this disclosure that in the event Mr. Honert would have incurred a termination of his employment as of December 31, 2012, all accrued obligations would have been paid current and that Resources did not provide continued medical benefits to Mr. Honert upon the termination of his employment.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
Robert E. Fox	10,000	10,000

Robert E. Fox is paid a $2,500 retainer per calendar quarter for his service as a member of the Board.

Thomas M. Lewry and Michael Willis are employees of the Company that do not receive any additional compensation for serving on our Board. Two of our named executives officers, Howard Settle and Jonathan Rudney, are also members of our Board and do not receive additional compensation for their service on the Board; their compensation for the 2012 Fiscal Year is reported in the Summary Compensation Table above. The time spent on Board activities for these employees is considered to be a portion of the duties of their position with us, thus they do not receive additional compensation for being on the Board.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is made up of our entire Board of Directors. All Board members except Mr. Fox are executive officers of the Company. The Compensation Committee has no interlocks. During the year ended December 31, 2011, Mr. Settle and Mr. Rudney each participated in related party transactions with the Company. For a description of these transactions, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company does not maintain an equity incentive compensation plan.

RAAM Global Energy Company Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2013 for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers and key employees; and

•	all our directors, executive officers and key employees as a group.

As of March 22, 2013, we had 62,500 outstanding shares of our common stock. Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The number of shares of common stock and the percentages of beneficial ownership are based on 62,500 shares of common stock issued and outstanding as of March 22, 2013. The amounts presented may not add due to rounding.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to all shares of common stock listed as beneficially owned by them.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Beneficially Owned
Directors, Executive Officers and Key Employees:
Howard A. Settle	31,142.91	49.83%
Jonathan B. Rudney	8,750.00	14.00%
Thomas M. Lewry	779.53	1.25%
Jeffrey T. Craycraft	600.00	* %
James A. Honert	536.00	* %
Elizabeth A. Barr	283.00	* %
Michael J. Willis	250.00	* %
Robert E. Fox	150.00	* %
All Directors and Executive Officers as a Group (8 persons)	42,491.44	67.99%
Other	20,008.56	32.01%
Total	62,500.00	100.00%

*	Less than 1% of our common stock.
(1)

“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power, or a person who, through a trust or proxy, prevents the person from having beneficial ownership. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 22, 2013, if that person or group has the right to acquire shares within 60 days after such date.
(2)	The address for each director, executive officer and key employee is c/o RAAM Global Energy Company, 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions

For a description of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”

The following paragraphs provide information regarding the related party transactions which have been entered into and affect the financial statements of RAAM as of December 31, 2008 through December 31, 2012. Unless otherwise noted in the paragraphs below, these entities have no employees and employees of RAAM perform the accounting function.

Howard A. Settle, our President, Chief Executive Officer, and Chairman of the Board of Directors purchased $7 million of outstanding notes for his own account in the Company’s $150 million offering of 12.50% senior secured notes due 2015, which closed on September 24, 2010.

During 2003, we entered into a lease with ATMA Investments, LLC for our Lexington, Kentucky office space. ATMA Investments, LLC is an entity wholly-owned by Howard A. Settle. The initial lease rate was $17.50/sq. ft., with a 3% escalation per year, plus other costs. For the years ended December 31, 2010, 2011 and 2012, the Company paid ATMA Investments, LLC $189,000, $213,000 and $218,000 respectively, under the lease.

RAAM Exploration LLC was formed by Howard Settle and his wife, Alice Settle, to participate as a working interest partner with 17.5% to 25% interests in our wells, mainly in the Bayou Postillion, Breton Sound and Main Pass fields. An Exploration Agreement was approved by the Board of RAAM in 2004 which set forth the participation rights to acquire working interests in prospects developed by RAAM. In 2008, RAAM Exploration assigned its rights pursuant to the December 2004 Agreement to RAM Development LLC effective January 2008. During 2008, Mr. and Mrs. Settle donated this entity to a charitable foundation and appointed an attorney as president of the charitable entity. Subsequent to this donation, the properties owned by RAAM Exploration LLC were sold to RAAM and its subsidiaries which include Sita Energy, LLC, Century Exploration Resources, LLC and Windstar Energy, LLC as the replacement property in a 1031 exchange transaction for cash of approximately $63 million and a note. The note was exchanged for an overriding royalty whereby RAAM Exploration LLC receives a 10% overriding royalty interest on four properties of Century Exploration New Orleans, LLC and Century Exploration Houston, LLC for the balance of the purchase price, $24.3 million plus interest of 8%. During 2010, the Board agreed to assign the 10% overriding royalty interest as an unrestricted 10% royalty to the Howard and Alice Settle Foundation. As of December 31, 2012, the Company had payables due to the Howard and Alice Settle Foundation of $1.3 million.

RAM Development LLC, wholly owned by Howard A. Settle, entered into an Exploration Agreement with the Company and RAAM Exploration LLC in 2008. The RAM Development LLC was a partner in wells drilled by both by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. During 2009, the Exploration Agreement was terminated and RAM Development LLC relinquished its contractual right to a 25% working interest in various proved producing properties, proved undeveloped properties and various exploration prospects. As a result of the relinquishment, the Company has agreed to carry RAM Development LLC on certain wells to be determined at the sole discretion of the Board of Directors of RAAM and will be determined on a well by well basis. In addition, specific projects are identified in the agreement as to a carried interest for RAM Development LLC. During 2010, the Board agreed to provide a 25% carried interest to RAM Development LLC for the Flipper, Redfish, Saturn, Barracuda and Briscoe Bayou projects. Since the drilling of Redfish and Saturn has been delayed, in large part due to the repercussions of the Macondo oil spill, the Board agreed to replace those wells with four prospects to be drilled onshore and include Jacques, Sebastian, Perry and Pilgrim Church. As of December 31, 2012, the Company had payables due to RAM Development of $2.9 million.

Concordia Resources LLC, majority owned by Jonathan B. Rudney, is a 50% owner in Attune Australia (discussed below). Prior to 2011, Concordia Resources LLC was a consultant to Century Exploration Resources, LLC and received $7,000 per month for its services. As a special inducement for performing these services, Concordia Resources LLC was granted an irrevocable overriding royalty interest in perpetuity in each resource play equal to 3% of 8/8ths, proportionately reduced to the working interest held by Century Resources. During 2011, the rate was reduced to 2% of 8/8ths, proportionately reduced to the working interest held by Century Resources and the remaining 1% of 8/8ths, proportionately reduced to the working interest held by Century Resources was awarded to Howard Settle. During March 2008, Century Resources sold Arkansas acreage to a third-party entity, and Century Resources paid Concordia Resources LLC a $6.0 million brokerage fee for its role in facilitating and closing that transaction. RAAM does not maintain the company books of Concordia Resources, LLC

The Company purchased a 50% interest in Attune Australia LLC during November 2007 for $7.2 million from RAAM Exploration LLC (discussed above). Concordia Resources Inc. (discussed above) owns the remaining 50% of Attune Australia LLC. Attune Australia LLC’s operations consist of its ownership of an overriding royalty interest in an Australian oil field that began producing oil in November 2007. Due to the Company’s ability to exercise significant influence on this entity, the Company has accounted for the investment in Attune Australia using the equity method. The Company recognized OTTI charges on its Attune Australia investment during 2010 and 2011 and the carrying amount of this investment is zero as of December 31, 2011.

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

TechXplore Participation I Ltd. (formerly TechXplore) was formed by key employees of Century Exploration Houston, LLC, a wholly-owned subsidiary of RAAM Global Energy Company. One of our executive officers, Wayne Adams, participates in TechXplore Participation I Ltd. TechXplore Participation I Ltd. has the right to participate up to 25% in a working interest in certain prospects developed by Century Exploration Houston, LLC’s geological team and as included in the Area of Mutual Interest (AMI) as defined by the participation and exploration agreement. Century Exploration Houston, LLC has the exclusive right to acquire by farm-in the working interest not taken by TechXplore Participation I Ltd. In addition, TechXplore Participation I Ltd. is entitled to receive an after payout overriding royalty interest for each prospect included in the AMI equal to 1.5% if the assigned net revenue interest is 75% for Century Exploration Houston, LLC; otherwise it is pro rata to the actual net revenue interest. This agreement terminated on December 31, 2010. RAAM does not maintain the company books of TechXplore Participation I Ltd. (formerly TechXplore, LP).

Effective January 1, 2011, Lakeside Energy Partners, Ltd. entered into a Participation and Exploration Agreement with RAAM Global Energy Company which replaced the agreement with TechXplore Participation I Ltd. which terminated on December 31, 2010. Lakeside Energy Partners, Ltd. was formed by key employees of Century Exploration Houston, LLC, a wholly-owned subsidiary of RAAM Global Energy Company. One of our executive officers, Wayne Adams, participates in Lakeside Energy Partners, Ltd. Lakeside Energy Partners, Ltd. has the right to participate up to 25% in a working interest in certain prospects developed by Century Exploration Houston, LLC’s geological team and as included in the Area of Mutual Interest (AMI) as defined by the participation and exploration agreement. Century Exploration Houston, LLC has the exclusive right to acquire by farm-in the working interest not taken by Lakeside Energy Partners, Ltd. In addition, Lakeside Energy Partners, Ltd. is entitled to receive an after payout overriding royalty interest for each prospect included in the AMI equal to

1.5% if the assigned net revenue interest is 75% for Century Exploration Houston, LLC; otherwise it is pro rata to the actual net revenue interest.

Charter II Inc. was incorporated during 2006 and certain employees of RAAM Global, Century New Orleans and Century Houston were the shareholders of Charter II Inc. prior to April 1, 2009. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft and Elizabeth Barr, participated in Charter II Inc. Charter II Inc. was a working interest partner in certain oil and gas properties operated by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. The Company financed Charter II Inc. and all revenues from producing properties were paid to the Company in order to reduce Charter II Inc.’s joint interest billings owed to the Company. During 2009, the Company purchased 100% of the stock in Charter II Inc. for approximately $7 million. Charter II Inc. has been consolidated with the Company for the year ended December 31, 2009.

Charter III, Inc. was incorporated during 2008 and certain employees of RAAM Global, Century New Orleans and Century Houston were the shareholders of Charter III, Inc. prior to April 1, 2009. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft and Elizabeth Barr, participated in Charter III, Inc. Charter III, Inc. was a working interest partner in certain oil and gas properties operated by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. The Company financed Charter III, Inc. and all revenues from producing properties were paid to the Company in order to reduce Charter III, Inc.’s joint interest billings owed to the Company. During 2011, the Company purchased 100% of the stock in Charter III, Inc. for $21 million. Charter III, Inc. has been consolidated with the Company for the year ended December 31, 2010.

Charter IV Inc. was incorporated during 2008 and Charter V Inc. was incorporated during 2010. Certain employees of RAAM Global Energy Company, Century Exploration New Orleans, LLC and Century Exploration Houston, LLC are the shareholders of these corporations. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft, and Elizabeth Barr, participate in Charter IV Inc. and Charter V Inc. (“the Charters”). The Charters are working interest partners in certain oil and gas properties operated by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. Officers in each entity include Jeff Craycraft, President, Leon Smith, Vice President and Elizabeth Barr, Secretary/Treasurer. None of the Charters have employees and employees of the Company provide the accounting services for each entity. The Company finances Charter IV Inc. and Charter V Inc. and all revenues from producing properties are paid to the Company in order to reduce Charter IV Inc.’s, and Charter V Inc.’s respective joint interest billings owed to the Company. Charter V Inc. owns various producing properties and is currently paying down its respective joint interest accounts. The Company intends to purchase the stock of Charter V Inc. at fair market value at some future point in time. The Company has determined that the Charters are variable interest entities (“VIEs”) and the Company is the primary beneficiary of these VIEs; therefore, in accordance with FASB guidance on accounting for VIEs, the Charters are consolidated in the Company’s annual financial statements.

Champion Exploration LLC was formed during 2008 and was 50% owned by the Company as of December 31, 2008. Champion Exploration LLC is a working interest partner in certain oil and gas properties operated by Century Exploration New Orleans, LLC, and Century Exploration Houston, LLC. On June 30, 2009, the Company withdrew from the Champion Exploration LLC partnership and no longer has an interest in the entity. The Company’s ownership at the time of withdrawal was 51%. As of September 1, 2009, two other partners of Champion Exploration LLC withdrew and exchanged their assets in Champion Exploration LLC with shares of stock in the Company. These partners are ARCAL Exploration, LLC and Rock Oil & Gas, Inc. Champion Exploration LLC no longer falls under the related party definition. The remaining sole member, BGI Champion LLC, performs the accounting function for this entity.

Concorde Energy Inc. was formed during 2009 and was originally owned 60% by Century Exploration International Inc., 20% by Century Exploration Resources, LLC and 20% by Lawco Energy, Inc., which is owned by a minority shareholder of RAAM Global Energy Company. Concorde Energy Inc. was formed to obtain acreage and explore for prospects in certain European countries. During May 2010, Concorde Energy Inc. executed a private placement and raised approximately $6,000,000 from certain existing shareholders of its three owners. During 2010, the Board voted to allocate its exploration budget to domestic prospects. The Board deemed the

Concorde Energy Inc. investment as inappropriate and Concorde Energy Inc. reimbursed Century Exploration Resources, LLC the amount of its initial contribution ($150,000), thus Century Exploration Resources, LLC no longer has an investment in Concorde Energy Inc. After the private placement, Howard A. Settle and Jonathan B. Rudney owned 72.86% of Concorde Energy Inc.’s stock.

Source Energies, LLC (“Source”) was established by the initial employees of Century Exploration Resources, LLC (“Resources”) to be used as a tool for attracting and hiring future employees of Resources and to be used as a retention tool for the initial employees of Resources. Source is solely managed by the initial employees of Resources and in their sole discretion will grant shares or membership interests to subsequent employees. One of our executive officers, Jim Honert, is a member of Source. During 2011, 1,675 shares of RAAM common stock were awarded to Source for a total value of approximately $4.2 million as a consulting expense for providing the initial employees to Resources. RAAM does not maintain the company books of Source.

The Company awarded overriding royalty interests to certain of the Company’s officers and directors, including Howard Settle, Jeffrey Craycraft, Elizabeth Barr, Michael Willis and Wayne Adams, under the APORRI Program. Overriding royalty interests are designated by the Company’s employee incentive committee on a well-by-well basis, with preference being given to members of senior management and key technical personnel.

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

We have multiple processes for reporting conflicts of interests, including related person transactions. Under the Code of Business Conduct and Financial Code of Ethics, all employees are required to report any actual or apparent conflict of interest, or potential conflict of interest, to their supervisors and all related person transactions involving our regional or market executives must be communicated in writing as part of their quarterly representation letter. This information is then reviewed by our Audit Committee, our Board of Directors or our independent registered public accounting firm, as deemed necessary, and discussed with management. As part of this review, the following factors are generally considered:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of our company;

•	any other matters deemed appropriate with respect to the particular transaction.

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

Item 14. Principal Accounting Fees and Services

During the 2012 fiscal year, Ernst & Young LLP served as the Company’s Independent Auditors and also provided certain tax services. The aggregate fees billed to the Company by Ernst & Young LLP for services performed during the fiscal years ended December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Audit Fees	$274	$248
Audit Related Fees	$—	$—
Tax Fees(1)	$143	$258
All Other Fees(2)	$2	$2

(1)	During 2011, Ernst & Young LLP tax services department assisted the Company with a Legal Entity Restructuring Project whereby the three Century Exploration subsidiaries converted from Corporations to LLCs.
(2)	All Other Fees is made up of a subscription to an accounting research tool that the Company purchases from Ernst & Young LLP each year.

The Company established its Audit Committee in February 2011. The Audit Committee approves all services provided to the Company by Ernst & Young LLP. The Audit Committee has a clear understanding with management and the independent auditors that the independent auditors are ultimately accountable to the Audit Committee, as representatives of the Company’s shareholders. The Audit Committee has the ultimate authority and responsibility to select, compensate, evaluate and, where appropriate, terminate and replace the independent auditors, and the independent auditors shall be ultimately accountable to the Audit Committee. Annually, the Audit Committee will review and recommend to the Board the selection of the Company’s independent auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, State of Kentucky, on March 27, 2013.

RAAM Global Energy Company

By:	/s/ Howard A. Settle
Howard A. Settle
President and Chief Executive Officer

This Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2013.

Signature	Title	Date

/s/ Howard A. Settle	President, Chief Executive Officer and Chairman	March 27, 2013
Howard A. Settle	(Principal Executive Officer)

/s/ Jeff T. Craycraft	Treasurer, Vice President and Chief Financial Officer	March 27, 2013
Jeff T. Craycraft	(Principal Financial and Accounting Officer)

/s/ Michael J. Willis	Director	March 27, 2013
Michael J. Willis

/s/ Jonathan B. Rudney	Director	March 27, 2013
Jonathan B. Rudney

/s/ Thomas M. Lewry	Director	March 27, 2013
Thomas M. Lewry

/s/ Robert E. Fox	Director	March 27, 2013
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

•

gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, natural gas lines, and power lines, to the extent necessary in developing the proved reserves;

•

drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;

•

acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and

•	provide improved recovery systems.

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

“Production costs” Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and natural gas produced. Examples of production costs (sometimes called lifting costs) are:

•	costs of labor to operate the wells and related equipment and facilities;

•	repairs and maintenance;

•	materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities;

•	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and

•	severance taxes.

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

“Workover” Operations on a producing well to restore or increase production.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (Incorporated by reference to Exhibit 3.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (Incorporated by reference to Exhibit 3.2 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.1	Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.2	First Supplemental Indenture, dated as of July 15, 2011, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on July 19, 2011 (File No. 333-172897)).

4.3	Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.4	Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.1	Fourth Amended and Restated Credit Agreement, dated November 29, 2011, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders named therein (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Annual Report on Form 10-K, filed on March 27, 2012).

10.2

Premium Finance Agreement, dated May 1, 2010, between RAAM Global Energy

Company and Century Exploration Resources, Inc., as borrowers, and USI Southwest-Houston, as lender (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.3	Promissory Note, dated August 8, 2005, between RAAM Global Energy Company and GE Commercial Finance Business Property Corporation (Incorporated by reference to Exhibit 10.6 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.4*	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2011, among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC and Century Exploration Resources, LLC, the lenders party thereto and Union Bank, N.A., as administrative agent.

10.5	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of

March 5, 2013, among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC and Century Exploration Resources, LLC, the lenders party thereto and Union Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to RAAM Global Energy Company’s Current Report on Form 8-K, filed on March 11, 2013).

10.6†	Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.10 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on August 29, 2011 (Reg. No. 333-172897)).

10.7†*	Employment Agreement, dated February 26, 2013, between RAAM Global Energy Company and Ken Young

10.8	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.11 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.9	December 2004 Agreement, dated December 1, 2004, between RAAM Global Energy and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.12 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.10	Termination of the December 2004 Agreement, dated June 3, 2009, between RAAM Global Energy and Ram Development LLC and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.13 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.11	September 2003 Agreement, dated September 22, 2003, between Century Exploration Company and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.14 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.12	Participation and Exploration Agreement, dated August 3, 2009, between RAAM Global Energy Company, Century Exploration Houston, Inc. and TechXplore, L.P (Incorporated by reference to Exhibit 10.15 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.13	After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, Inc., dated December 1, 2004 (Incorporated by reference to Exhibit 10.16 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.14†	Employment Agreement, dated April 19, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand. (Incorporated by reference to Exhibit 10.19 to RAAM Global Energy Company’s Annual Report on Form 10-K, filed on March 27, 2012).

10.15†	Employee Bonus Agreement, dated September 30, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand. (Incorporated by reference to Exhibit 10.20 to RAAM Global Energy Company’s Annual Report on Form 10-K, filed on March 27, 2012).

21.1*	Subsidiaries of RAAM Global Energy Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of H.J. Gruy and Associates, Inc.

23.4*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Summary Report of Netherland, Sewell & Associates, Inc.

99.2*	Summary Report of H.J. Gruy and Associates, Inc.

99.3*	Summary Report of Cawley, Gillespie & Associates, Inc.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.