Form 10-Q/A
period 2012-03-31
RAAM Global Energy Co
filed 2013-07-24
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of May 9, 2012, there were 62,500 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “RAAM,” “we,” “our,” “us” or like terms refer to RAAM Global Energy Company, it subsidiaries and entities it manages or operates.

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2012 (the “Original Filing”). As disclosed in a Current Report on Form 8-K filed with the SEC on May 20, 2013, the Audit Committee of the Board of Directors concluded on May 15, 2013 that the Company would restate its consolidated financial statements as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and interim financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The restated consolidated financial statements correct certain non-cash errors in such financial statements associated with the measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, the accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, and to reverse the recognition of a gain on an unevaluated property sale which was not subject to amortization, which also impacted the measurement of subsequent periods’ depletion expenses. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

The Company also corrected a classification error for production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations.

These error corrections resulted in no changes to the Company’s previously reported cash flow from operating activities. As a result of the foregoing, we are restating herein our consolidated balance sheets as of March 31, 2012 and December 31, 2011, and our consolidated statements of operations and cash flows for the periods ending March 31, 2012 and 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the following items have been amended and restated in their entirety:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

•	Part I, Item 4. Controls and Procedures

Additionally, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed as of the date of the Form 10-Q/A. Accordingly, Item 6 of Part II has also been amended and restated.

The Company has not modified or updated disclosures presented in the Original Filing, except to reflect the effects of the restatement of the Company’s financial statements, as described above. Accordingly, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to the “Form 10-Q/A” herein shall refer to the Form 10-Q as amended by this Amendment No. 1 to the Form 10-Q.

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

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$18,915	$51,743
Accounts receivable, net of $1,005 provision for bad debts in 2012 and 2011	4,667	5,642
Revenues receivable	28,112	31,532
Income taxes receivable	2,474	2,118
Deferred tax asset	2,094	—
Commodity derivatives—current portion	7,112	12,674
Prepaid assets	3,289	4,945
Other current assets	3,665	3,919

Total current assets	70,328	112,573

Oil and gas properties (full-cost method):
Properties being amortized	1,220,262	1,155,894
Properties not subject to amortization	109,774	111,621
Less accumulated depreciation, depletion, and amortization	(670,326)	(651,608)

Net oil and gas properties	659,710	615,907

Other assets:
Other capitalized assets, net	7,092	7,183
Commodity derivatives	3,417	3,191
Other	5,187	5,698

Total other assets	15,696	16,072

Total assets	$745,734	$744,552

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
	(As Restated)	(As Restated)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,181	$52,969
Revenues payable	24,820	29,319
Interest payable—senior secured notes	—	6,250
Current taxes payable	390	399
Advances from joint interest partners	227	1,019
Commodity derivatives—current portion	11,146	—
Asset retirement obligations—current portion	1,782	1,778
Long-term debt—current portion	130	1,929
Deferred income taxes—current portion	—	3,109

Total current liabilities	80,676	96,772

Other liabilities:
Commodity derivatives	8,396	4,244
Asset retirement obligations	25,638	25,010
Long-term debt	2,699	2,733
Senior secured notes	199,969	199,972
Deferred income taxes	121,869	112,963
Other long-term liabilities	499	467

Total other liabilities	359,070	345,389

Total liabilities	439,746	442,161

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2012 and 2011, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	249,129	245,694

Total shareholders’ equity attributable to RAAM Global	305,871	302,436
Noncontrolling interest	117	(45)

Total shareholders’ equity	305,988	302,391

Total liabilities and shareholders’ equity	$745,734	$744,552

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
	(As Restated)	(As Restated)
Revenues:
Gas sales	$16,381	$18,420
Oil sales	28,098	23,160
Realized and unrealized gains (losses) on derivatives, net	6,417	(5,510)

Total revenues	50,896	36,070

Costs and expenses:
Production and delivery costs	8,394	7,462
Production taxes	2,426	1,865
Workover costs	961	432
Depreciation, depletion and amortization expenses	19,068	16,985
General and administrative expenses	5,622	4,379

Total operating expense	36,471	31,123

Income from operations	14,425	4,947

Other income (expenses):
Interest expense, net	(6,107)	(3,399)
Other, net	192	194

Total other income (expenses)	(5,915)	(3,205)

Income before taxes	8,510	1,742

Income tax provision (benefit)	3,351	(1,590)

Net income including noncontrolling interest	$5,159	$3,332

Net income attributable to noncontrolling interest (net of tax)	117	454

Net income attributable to RAAM Global	$5,042	$2,878

See accompanying notes to the condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
	(As Restated)	(As Restated)
Operating activities
Net income including noncontrolling interest	$5,159	$3,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expenses	19,525	17,419
Deferred income taxes	3,703	(1,555)
Changes in assets and liabilities:
Accounts and revenues receivable	4,394	1,157
Income tax receivables	(356)	—
Prepaids and other current assets	1,909	40
Change in derivatives, net	20,634	11,267
Accounts payable and accrued liabilities	(10,847)	(4,359)
Revenues payable	(4,499)	1,940
Interest payable on Senior Notes	(6,250)	(5,048)
Current taxes payable	(8)	(67)
Other long-term liabilities	31	—

Net cash provided by operating activities	33,395	24,126

Investing activities
Change in advances from joint interest partners	(792)	2,443
Additions to oil and gas properties and equipment	(62,034)	(25,117)
Proceeds from net sales of oil and gas properties	—	13,384

Net cash used in investing activities	(62,826)	(9,290)

Financing activities
Payments on borrowings	(1,832)	(1,031)
Payment of dividends	(1,563)	(1,500)
Other	(2)	48

Net cash used in financing activities	(3,397)	(2,483)

(Decrease) increase in cash and cash equivalents	(32,828)	12,353
Cash and cash equivalents, beginning of period	51,743	81,032

Cash and cash equivalents, end of period	$18,915	$93,385

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

Derivative Activities

The Company’s revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and affect operating results. The Company engages in derivative activities that primarily include the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available.

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as cash flow hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. See Note 5, Commodity Derivative Instruments and Derivative Activities included elsewhere in this quarterly report for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid in each reporting period.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-04, amending Topic 820 – Fair Value Measurement, which the Company adopted on January 1, 2012. ASU Number 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU Number 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU Number 2011-05, amending Topic 220 – Comprehensive Income, which the Company adopted on January 1, 2012. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05.

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

5. Commodity Derivative Instruments and Derivative Activities

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were not designated as cash flow hedges for accounting purposes, the Company marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s derivative activities.

The table below summarizes the amount of derivative instrument gains and losses reported in the consolidated statements of operations as Realized and unrealized gains (losses) on derivative instruments, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended March 31
	2012	2011
	(As Restated)	(As Restated)
Commodity derivatives:
Realized gains	$27,051	$5,757
Unrealized losses	(20,634)	(11,267)

Realized and unrealized gains (losses) on derivatives, net	$6,417	$(5,510)

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period. The Company has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

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

As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the 2015 Senior Secured Notes Indenture regarding the non-timely filing of its consolidated financial statements. The 2015 Senior Secured Notes Indenture includes customary grace and cure periods of 120 days, and it is probable that the violation will be cured within this period, thus preventing the obligation from becoming callable. Accordingly, no reclassification of the outstanding 2015 Senior Secured Notes to current was required.

Amended Revolving Credit Facility

On November 29, 2011, the Company’s revolving credit facility was amended (the “Amended Revolving Credit Facility”). The borrowing base remains $62.5 million which was undrawn at March 31, 2012. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at March 31, 2012. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement regarding the non-timely filing of its consolidated financial statements. The Company has received a waiver from its lenders through August 15, 2013 with respect to this violation and anticipates the violation will be cured within this period. Accordingly, no reclassification of the outstanding obligation to current was required.

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

7. Income Taxes

The Income tax provision for the three months ended March 31, 2012 was $3.4 million or an effective tax rate of 39.4%, compared to an income tax benefit of $1.6 million or an effective tax rate of 91.2% for the three months ended March 31, 2011. The three months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement. The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011, exclusive of all restatement items, differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage of depletion in excess of basis, the domestic production activities deduction and certain other permanent differences.

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

12. Restatement of Previously Issued Financial Statements

The Company is restating the consolidated financial statements for 2011 and 2012. During the preparation of the first quarter 2013 financial statements, the Company identified certain errors as follows:

•

The measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, which resulted in a decrease to depletion expense of $0.1 million for the three months ended March 31, 2011 and an increase to depletion expense of $0.1 million for the three months ended March 31, 2012.

•

The accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, resulted in the current recognition of all unrealized mark-to-market adjustments, previously recorded in accumulated other comprehensive income (loss) of $7.9 million and $8.9 million for December 31, 2011 and March 31, 2012, net of tax, respectively, to the realized and unrealized gain (loss) on derivatives, net, in the consolidated statements of operations. Additionally, the previously recognized unrealized gains and losses on these instruments recorded as derivative (income) expense was reclassified to the realized and unrealized gains (losses) on derivatives, net, which was ($0.2) million and $0.1 million, for March 31, 2011 and 2012, respectively. Lastly, the amounts previously recognized in oil and gas sales for these derivative transactions were reclassified to realized and unrealized gains (losses) on derivatives, net, which was approximately $6.7 million and $7.8 million for gas sales for the three months ended March 31, 2011 and 2012, respectively, and ($1.0) million and ($2.8) million for oil sales, respectively.

•

The reversal of a $48.2 million gain on an unevaluated property sale in 2008 which was not subject to amortization also impacted the measurement of subsequent periods’ depletion expenses included above. The impact of this error was included as a correction of the prior period error affecting the Company’s beginning equity, net of tax, on January 1, 2010 opening retained earnings.

•

The classification of production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations, was $1.9 million and $2.4 million at March 31, 2011 and 2012, respectively.

To correctly reflect the correction of these errors for periods prior to 2011, including the adjustments to depletion expenses, limitations of capitalized oil and gas costs, the accounting for derivatives, and the unevaluated property sale, the Company recorded a $21.3 million increase, net of tax, to ending 2010 retained earnings and a $6.0 million decrease, net of tax, to ending 2010 accumulated other comprehensive income in the consolidated statement of shareholders’ equity to adjust the previously reported balance to the As Restated amounts as of this date. The impact of the errors is presented in the tables below (in thousands).

	March 31, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Properties being amortized	$1,267,640	$(47,378)	$1,220,262
Accumulated depreciation, depletion, and amortization	(738,677)	68,351	(670,326)
Net oil and gas properties	638,737	20,973	659,710
Total assets	724,761	20,973	745,734
Deferred income taxes	114,039	7,830	121,869

Total other liabilities	351,240	7,830	359,070
Total liabilities	431,916	7,830	439,746
Retained earnings	227,114	22,015	249,129
Accumulated other comprehensive income, net of taxes	8,872	(8,872)	—
Total shareholders’ equity attributable to RAAM	292,728	13,143	305,871
Total shareholders’ equity	292,845	13,143	305,988
Total liabilities and shareholders’ equity	724,761	20,973	745,734
Consolidated Statements of Operations
Gas sales	$23,023	$(6,642)	$16,381
Oil sales	24,081	4,017	28,098
Realized and unrealized gains on derivatives, net	—	6,417	6,417
Total revenues	47,104	3,792	50,896
Production taxes	—	2,426	2,426
Depreciation, depletion and amortization	18,965	103	19,068
Derivative expense	141	(141)	—
Total operating expense	34,083	2,388	36,471
Income from operations	13,021	1,404	14,425
Income before taxes	7,106	1,404	8,510
Income tax provision	2,825	526	3,351
Net income including noncontrolling interest	4,281	878	5,159
Net income attributable to RAAM Global	4,164	878	5,042
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$4,281	$878	$5,159
Depreciation, depletion and amortization	19,421	104	19,525
Deferred income taxes	3,741	(38)	3,703
Change in derivatives, net	21,578	(944)	20,634

	December 31, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Properties being amortized	$1,203,272	$(47,378)	$1,155,894
Accumulated depreciation, depletion, and amortization	(720,062)	68,454	(651,608)
Net oil and gas properties	594,831	21,076	615,907
Total assets	723,476	21,076	744,552
Deferred income taxes	105,095	7,868	112,963
Total other liabilities	337,521	7,868	345,389
Total liabilities	434,293	7,868	442,161
Retained earnings	224,558	21,136	245,694
Accumulated other comprehensive income, net of taxes	7,928	(7,928)	—
Total shareholders’ equity attributable to RAAM	289,228	13,208	302,436
Total shareholders’ equity	289,183	13,208	302,391
Total liabilities and shareholders’ equity	723,476	21,076	744,552

	March 31, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
Gas sales	$24,315	$(5,895)	$18,420
Oil sales	21,158	2,002	23,160
Realized and unrealized losses on derivatives, net	—	(5,510)	(5,510)
Total revenues	45,473	(9,403)	36,070
Production taxes	—	1,865	1,865
Depreciation, depletion and amortization	17,139	(154)	16,985
Derivative income	(247)	247	—
Total operating expense	29,165	1,958	31,123
Income from operations	16,308	(11,361)	4,947
Income before taxes	13,103	(11,361)	1,742
Income tax provision (benefit)	2,655	(4,245)	(1,590)
Net income including noncontrolling interest	10,448	(7,116)	3,332
Net income attributable to RAAM Global	9,994	(7,116)	2,878
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$10,448	$(7,116)	$3,332
Depreciation, depletion and amortization	17,574	(155)	17,419
Deferred income taxes	(1,770)	215	(1,555)
Change in derivatives, net	4,211	7,056	11,267

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

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined below). The following table contains financial and operational data for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
	(As Restated)	(As Restated)
Average daily production:
Oil (Bbl per day)	2,804	2,520
Natural gas (Mcf per day)	51,658	42,995
Oil equivalents (Boe per day)	11,414	9,686
Average prices: (1)
Oil ($/Bbl)	$110.11	$102.10
Natural gas ($/Mcf)	$3.48	$4.76
Oil equivalents ($/Boe)	$49.00	$41.38

Production expense ($/Boe)	$8.08	$8.56
General and administrative expense ($/Boe)	$5.41	$5.02
Net income attributable to RAAM Global (in thousands)	$5,042	$2,878
Adjusted EBITDA (2) (in thousands)	$54,217	$32,976

(1)

Average prices presented do not give effect to our derivative transactions or the monetization of gas derivatives during February 2012. Please see Note 5, Commodity Derivative Instruments and Derivative Activities for a discussion of our derivative activities.

(2)

Adjusted EBITDA as used herein represents net income before interest expense, unrealized gains (losses) on derivatives, income taxes, and depreciation, depletion and amortization. We present Adjusted EBITDA because some investors believe it is an important supplemental measure of our performance, frequently used in evaluating companies in our industry. Adjusted EBITDA is not a measurement of our financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
In thousands	(As Restated)	(As Restated)
Net income attributable to RAAM Global	$5,042	$2,878
Unrealized losses on derivatives	20,634	11,267
Interest expense	6,122	3,436
Depreciation, depletion and amortization	19,068	16,985
Income taxes	3,351	(1,590)

Adjusted EBITDA	$54,217	$32,976

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized gains on derivatives, net in our consolidated statement of operations for the periods indicated. See Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities for more information on our derivatives.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(As Restated)	(As Restated)
Realized gains (losses) on derivatives, net:
Oil	$(2,764)	$(925)
Natural gas	29,815	6,682

Realized gains on derivatives, net	27,051	5,757
Unrealized losses on derivatives, net	(20,634)	(11,267)

Realized and unrealized gains (losses) on derivatives, net	$6,417	$(5,510)

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(As Restated)	(As Restated)
Oil sales	$28,098	$23,160
Realized losses on oil derivatives, net	(2,764)	(925)

Total realized revenues from oil sales	$25,334	$22,235

Gas sales	$16,381	$18,420
Realized gains on gas derivatives, net	29,815	6,682

Total realized revenues from gas sales	$46,196	$25,102

Total realized revenues from oil and gas sales as used herein represents oil and gas sales combined with realized gains and losses on derivatives settlements. We consider Total realized revenues from oil and gas sales to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Total realized revenues from oil and gas sales is a measurement that can be used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it includes the effect on revenues of cash received or paid on derivative settlements. We believe that including these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Total realized revenues from oil and gas sales should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Total realized revenues from oil and gas sales has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Total realized revenues differently than we do, limiting their usefulness as comparative measure.

The table below shows the average realized price per unit from operations including the effects of commodity derivative instruments realized for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(As Restated)	(As Restated)
Oil:
Average sales price ($/Bbl)	$110.11	$102.10
Effects of commodity derivatives ($/Bbl)	(10.83)	(4.08)

Average realized Price ($/Bbl)	$99.28	$98.02

Natural Gas:
Average sales price ($/Mcf)	$3.48	$4.76
Effects of commodity derivatives ($/Mcf)	6.35	1.73

Average realized Price ($/Mcf)	$9.83	$6.49

Totals:
Average sales price ($/Boe)	$49.00	$41.38
Effects of commodity derivatives ($/Boe)	19.87	12.92

Average realized Price ($/Boe)	$68.87	$54.30

Results of Operations

The following table sets forth the unaudited results of operations for the three months ended March 31, 2012 and 2011, in thousands.

	Three Months Ended March 31
	2012	2011
	(As Restated)	(As Restated)
Revenues:
Gas sales	$16,381	$18,420
Oil sales	28,098	23,160
Realized and unrealized gains (losses) on derivatives, net	6,417	(5,510)

Total revenues	50,896	36,070
Costs and expenses:
Production and delivery costs	8,394	7,462
Production taxes	2,426	1,865
Workover costs	961	432
Depreciation, depletion and amortization expenses	19,068	16,985
General and administrative expenses	5,622	4,379

Total operating expense	36,471	31,123

Income from operations	14,425	4,947
Other income (expenses):
Interest expense, net	(6,107)	(3,399)
Other, net	192	194

Total other income (expenses)	(5,915)	(3,205)

Income before taxes	8,510	1,742
Income tax provision (benefit)	3,351	(1,590)

Net income including noncontrolling interest	$5,159	$3,332

Net income attributable to noncontrolling interest (net of tax)	117	454

Net income attributable to RAAM Global	$5,042	$2,878

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

Total revenues. Total revenues for the three months ended March 31, 2012 increased to $50.9 million from $36.1 million for the three months ended March 31, 2011. Gas revenues (exclusive of derivatives) decreased $2.0 million or 11% due to lower gas prices which declined by 27% from an average price of $4.76 for the three months ended March 31, 2011 to an average gas price of $3.48 for the three months ended March 31, 2012. Realized gas revenues (including realized revenues from derivative activities) increased by $21.1 million or 84% due mainly to the monetization of gas derivatives of $23.3 million executed during the three months ended March 31, 2012 which increased realized average gas prices from $6.49 for the three months ended March 31, 2011 to $9.83 for the three months ended March 31, 2012.

Oil revenues (exclusive of derivatives) increased $4.9 million or 21% due to an increase in oil volumes of 28,327 barrels or 12%. The average oil price of $110.11 for the three months ended March 31, 2012 increased by 8% over the average oil price of $102.10 for the three months ended March 31, 2011. Oil revenues (including realized revenues from derivative activities) increased by $3.1 million or 14% due to oil prices which increased by 1% from an average price of $98.02 for the three months ended March 31, 2011 to $99.28 for the three months ended March 31, 2012. Realized losses on oil derivatives, net increased by 199% or $1.8 million from a loss of $1.0 million for the three months ended March 31, 2011 to a loss of $2.8 million for the three months ended March 31, 2012.

Unrealized gain or loss on oil and natural gas derivative contracts was a loss of $20.6 million for the three months ended March 31, 2012 as compared to a loss of $11.3 million for the three months ended March 31, 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods.

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

Production taxes. Production taxes were $2.4 million for the three months ended March 31, 2012, and $1.9 million for the comparable period in 2011. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The increase in production taxes is due to the increase in oil and gas sales between periods.

Workover costs. Our workover costs for the three months ended March 31, 2012 were $1.0 million, or $0.93 per Boe, and $0.4 million in the comparable period of 2011, or $0.50 per Boe. The increase in workover costs from the comparable period in 2011 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the three months ended March 31, 2012 increased to $19.1 million from $17.0 million for the three months ended March 31, 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property cost base at March 31, 2012.

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

Income tax provision. For the three months ended March 31, 2012, the Company recorded income tax expense of $3.4 million as compared to an income tax benefit of $1.6 million for the three months ended March 31, 2011. Income tax expense recognized was based on an effective tax rate calculation of approximately 39.4% at March 31,

2012 and approximately 91.2% at March 31, 2011. The three months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Item 1, Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement. The difference in the rates for the first quarters of 2012 and 2011, exclusive of all restatement items, was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

Oil and Gas Derivatives

As part of our risk management program, we utilize derivative transactions to reduce the variability in cash flows associated with a portion of our anticipated oil and gas production to reduce our exposure to fluctuations in oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.

While the use of these derivative contracts limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of derivative contracts may involve basis risk. The use of derivative contracts also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. All of our derivative contracts are settled based upon reported settlement prices on the NYMEX. None of our derivative contracts have been designated as cash flow hedges.

At March 31, 2012, on a BOE basis, commodity derivative instruments were in place covering approximately 79% of our projected oil and natural gas sales through 2012, approximately 49% of our projected oil and natural gas sales for 2013, approximately 40% of our projected oil and natural gas sales for 2014 and approximately 18% of our projected oil and natural gas sales for 2015. Approximately 80% of the Company’s remaining 2012 gas production, approximately 61% of the Company’s 2013 gas production, approximately 64% of the Company’s 2014 gas production, approximately 47% of the Company’s 2015 gas production, approximately 75% of the Company’s remaining 2012 oil production, approximately 28% of the Company’s 2013 oil production, and approximately 15% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Notes to Unaudited Condensed Consolidated Financial Statements–Note 5, Commodity Derivative Instruments and Derivative Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of March 31, 2012, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Futures		Total Options
	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	56,850	$91.68	47,438	$77.03
2013	27,058	$88.52	34,584	$91.14
2014(2)	17,433	$85.55	—	$—

(1)	Average volume is calculated for the remainder of the 2012 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

As of March 31, 2012, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Total Futures
	Volume in Mbtu/Mo	Weighted Average Fixed Price
Period
2012(1)	1,181,233	$3.08
2013	644,950	$3.76
2014	481,517	$3.96
2015	252,475	$4.74

(1)	Average volume is calculated for the remainder of the 2012 year.

Please see Notes to Unaudited Condensed Consolidated Financial Statements–Note 2, Basis of Presentation and Significant Accounting Policies included in Part I, Item 1 for additional discussion regarding the accounting applicable to our derivative program.

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

As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the 2015 Senior Secured Notes Indenture regarding the non-timely filing of its consolidated financial statements. The 2015 Senior Secured Notes Indenture includes customary grace and cure periods of 120 days, and it is probable that the violation will be cured within this period, thus preventing the obligation from becoming callable. Accordingly, no reclassification of the outstanding 2015 Senior Secured Notes to current was required.

Amended Revolving Credit Facility

On November 29, 2011, the Company’s Revolving Credit Facility was amended. The borrowing base remains $62.5 million which was undrawn at March 31, 2012. The Credit Agreement governing the amended revolving credit facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company is in compliance with these debt covenants at March 31, 2012. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement regarding the non-timely filing of its consolidated financial statements. The Company has received a waiver from its lenders through August 15, 2013 with respect to this violation and anticipates the violation will be cured within this period. Accordingly, no reclassification of the outstanding obligation to current was required. The maturity date is July 1, 2015.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-04, amending Topic 820 – Fair Value Measurement, which the Company adopted on January 1, 2012. ASU Number 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU Number 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-05, amending Topic 220 – Comprehensive Income, which the Company adopted on January 1, 2012. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production for the three months ended March 31, 2012, our oil sales would increase or decrease by approximately $10.2 million for each $10.00 per barrel change in crude oil prices and our gas sales would increase or decrease by approximately $18.9 million for each $1.00 per MMBtu change in natural gas prices.

To partially reduce price risk caused by these market fluctuations, we utilize derivative transactions to reduce the variability in cash flows associated with a portion of our anticipated crude oil and natural gas production as part of our risk management program. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of derivative transactions also involves the risk that counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty.

For a further discussion of our derivative activities including a list of the commodity derivatives held by the Company, please see Notes to Unaudited Condensed Consolidated Financial Statements — Note 3, Fair Value Measurements and Notes to Unaudited Condensed Consolidated Financial Statements — Note 5, Commodity Derivative Instruments and Derivative Activities included in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting included in Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012.

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

RAAM Global Energy Company

July 24, 2013	By:	RAAM Global Energy Company

By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) the notes to our Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.