Form 10-Q/A
period 2012-06-30
RAAM Global Energy Co
filed 2013-07-24
CIK 1511139

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

As of August 9, 2012, there were 62,500 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “RAAM,” “we,” “our,” “us” or like terms refer to RAAM Global Energy Company, it subsidiaries and entities it manages or operates.

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended June 30, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on August 13, 2012 (the “Original Filing”). As disclosed in a Current Report on Form 8-K filed with the SEC on May 20, 2013, the Audit Committee of the Board of Directors concluded on May 15, 2013 that the Company would restate its consolidated financial statements as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and interim financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The restated consolidated financial statements correct certain non-cash errors in such financial statements associated with the measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, the accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, and to reverse the recognition of a gain on an unevaluated property sale which was not subject to amortization, which also impacted the measurement of subsequent periods’ depletion expenses. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

The Company also corrected a classification error for production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations. The Company also corrected an error in regard to capitalized interest in 2011 and 2012. Lastly, the classification of borrowings and payments related to the Company’s insurance premium financing were also corrected within the Company’s consolidated statements of cash flows to appropriately present the cash flow activities for this activity as a financing activity.

These error corrections resulted in no material changes to the Company’s previously reported cash flow from operating activities. As a result of the foregoing, we are restating herein our consolidated balance sheets as of June 30, 2012 and December 31, 2011, and our consolidated statements of operations and cash flows for the periods ending June 30, 2012 and 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the following items have been amended and restated in their entirety:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$44,441	$51,743
Accounts receivable, net of $715 and $1,005 provision for bad debts in 2012 and 2011, respectively	7,667	5,642
Revenues receivable	24,589	31,532
Income taxes receivable	356	2,118
Deferred tax asset	23,898	—
Commodity derivatives—current portion	3,322	12,674
Prepaid assets	9,768	4,945
Other current assets	5,847	3,919

Total current assets	119,888	112,573

Oil and gas properties (full-cost method):
Properties being amortized	1,266,227	1,155,894
Properties not subject to amortization	119,811	111,621
Less accumulated depreciation, depletion, and amortization	(713,670)	(651,608)

Net oil and gas properties	672,368	615,907

Other assets:
Other capitalized assets, net	6,985	7,183
Commodity derivatives	1,675	3,191
Other	5,230	5,698

Total other assets	13,890	16,072

Total assets	$806,146	$744,552

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
	(As Restated)	(As Restated)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$45,772	$52,969
Revenues payable	21,851	29,319
Interest payable—senior secured notes	6,250	6,250
Current taxes payable	75	399
Advances from joint interest partners	822	1,019
Commodity derivatives—current portion	457	—
Asset retirement obligations—current portion	2,781	1,778
Debt—current portion	6,865	1,929
Deferred income taxes—current portion	—	3,109

Total current liabilities	84,873	96,772

Other liabilities:
Commodity derivatives	1,005	4,244
Asset retirement obligations	25,200	25,010
Debt	52,655	2,733
Senior secured notes	199,980	199,972
Deferred income taxes	139,410	112,963
Other long-term liabilities	458	467

Total other liabilities	418,708	345,389

Total liabilities	503,581	442,161

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2012 and 2011, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	245,620	245,694

Total shareholders’ equity attributable to RAAM Global	302,362	302,436
Noncontrolling interest	203	(45)

Total shareholders’ equity	302,565	302,391

Total liabilities and shareholders’ equity	$806,146	$744,552

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Gas sales	$13,855	$22,898	$30,236	$41,318
Oil sales	29,987	29,460	58,085	52,620
Realized and unrealized gains on derivatives, net	15,902	5,592	22,319	82

Total revenues	59,744	57,950	110,640	94,020

Costs and expenses:
Production and delivery costs	9,734	8,890	18,128	16,352
Production taxes	2,340	2,439	4,765	4,304
Workover costs	478	786	1,440	1,218
Depreciation, depletion and amortization expenses	43,659	18,209	62,727	35,193
General and administrative expenses	4,673	4,736	10,295	9,115

Total operating expense	60,884	35,060	97,355	66,182

Income (loss) from operations	(1,140)	22,890	13,285	27,838

Other income (expenses):
Interest expense, net	(2,669)	(2,949)	(8,776)	(6,348)
Other, net	25	(13)	217	181

Total other income (expenses)	(2,644)	(2,962)	(8,559)	(6,167)

Income (loss) before taxes	(3,784)	19,928	4,726	21,671

Income tax provision (benefit)	(1,924)	9,385	1,427	7,795

Net income (loss) including noncontrolling interest	$(1,860)	$10,543	$3,299	$13,876

Net income attributable to noncontrolling interest (net of tax)	86	1,022	203	1,476

Net income (loss) attributable to RAAM Global	$(1,946)	$9,521	$3,096	$12,400

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2012	2011
	(As Restated)	(As Restated)
Operating activities
Net income including noncontrolling interest	$3,299	$13,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expenses	63,641	36,062
Deferred income taxes	(560)	5,774
Loss on disposal of inventory	—	20
Changes in assets and liabilities:
Accounts and revenues receivable	4,918	12,171
Income tax receivables	1,761	—
Prepaids and other current assets	(6,752)	(6,085)
Change in derivatives, net	8,086	6,614
Accounts payable and accrued liabilities	(6,352)	(4,520)
Revenues payable	(7,468)	8,486
Interest payable on Senior Notes	—	(361)
Current taxes payable	(323)	(343)
Other long-term liabilities	(10)	—

Net cash provided by operating activities	60,240	71,694

Investing activities
Change in advances from joint interest partners	(197)	909
Payment of prepaid drilling expenses	(1,000)	(14,000)
Additions to oil and gas properties and equipment	(120,102)	(72,845)
Proceeds from net sales of oil and gas properties	2,015	2,125

Net cash used in investing activities	(119,284)	(83,811)

Financing activities
Proceeds from borrowings	58,212	8,037
Payments on borrowings	(3,354)	(2,832)
Payment of dividends	(3,125)	(3,000)
Other	9	101

Net cash provided by financing activities	51,742	2,306

Decrease in cash and cash equivalents	(7,302)	(9,811)
Cash and cash equivalents, beginning of period	51,743	81,032

Cash and cash equivalents, end of period	$44,441	$71,221

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.2 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company capitalized interest of $4.3 million and $2.2 million during the three months ended June 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization. The Company capitalized interest of $4.9 million and $4.0 million during the six months ended June 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization.

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

Each quarter, we review the carrying value of our capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, current prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period. These prices are used except where different prices are fixed and determinable through contractual arrangements.

At June 30, 2012, the Company’s ceiling test computation resulted in a $24.0 million write-down and was based on twelve-month average prices of $92.17 per barrel of oil and $3.15 per MMBtu of natural gas. At December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil and $4.12 per MMBtu of natural gas.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. See “Note 5, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this quarterly report for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid in each reporting period.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) Number 2011-04, amending Topic 820 – Fair Value Measurement, which the Company adopted on January 1, 2012. ASU Number 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU Number 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the New York Mercantile Exchange (“NYMEX”). The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were not designated as cash flow hedges for accounting purposes, the Company marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. See Note 2, Basis of Presentation and Significant Accounting Policies, for additional information on the Company’s derivative activities.

The table below summarizes the amount of derivative instrument gains and losses reported in the consolidated statements of operations as Realized and unrealized gains on derivative instruments, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Commodity derivatives:
Realized gains	$3,354	$939	$30,405	$6,696
Unrealized gains (losses)	12,548	4,653	(8,086)	(6,614)

Realized and unrealized gains on derivatives, net	$15,902	$5,592	$22,319	$82

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

7. Income Taxes

The income tax benefit for the three months ended June 30, 2012 was $1.9 million, or an effective tax rate of 50.8%, compared to income tax expense of $9.4 million, or an effective tax rate of 47.1%, for the three months ended June 30, 2011. The income tax provision for the six months ended June 30, 2012 was $1.4 million or an effective tax rate of 30.2%, compared to $7.8 million, or an effective tax rate of 36.0% for the six months ended June 30, 2011. The three and six months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement. The Company’s effective income tax rate for the three and six months ended June 30, 2012 and 2011, exclusive of all restatement items, differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage of tax depletion in excess of book basis, the domestic production activities deduction and certain other permanent differences.

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

12. Restatement of Previously Issued Financial Statements

The Company is restating the consolidated financial statements for 2011 and 2012. During the preparation of the first quarter 2013 financial statements, the Company identified certain errors as follows:

•

The measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, which resulted in increases to depletion expense of $4.3 million and $22.4 million for the three months ended June 30, 2011 and 2012, respectively, and increases to depletion expense of $4.2 million and $22.6 million for the six months ended June 30, 2011 and 2012, respectively.

•

The accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, resulted in the current recognition of all unrealized mark-to-market adjustments, previously recorded in accumulated other comprehensive income (loss) of $7.9 million and $15.4 million for December 31, 2011 and June 30, 2012, net of tax, respectively, to the realized and unrealized gain (loss) on derivatives, net, in the consolidated statements of operations. Additionally, the previously recognized unrealized gains and losses on these instruments recorded as derivative (income) expense was reclassified to the realized and unrealized gains (losses) on derivatives, net, which was $0.3 million, and ($2.1) million for the three months ended June 30, 2011 and 2012, respectively, and $0.5 million and ($2.2) million for the six months ended June 30, 2011 and 2012, respectively. Lastly, the amounts previously recognized in oil and gas sales for these derivative transactions were reclassified to realized and unrealized gains (losses) on derivatives, net, which was $2.9 million, and $7.9 million for gas sales for the three months ended June 30, 2011 and 2012, respectively, and ($1.9) million, and ($0.3) million for oil sales for the three months ended June 30, 2011 and 2012, respectively, and $9.5 million and $15.8 million for gas sales the six months ended June 30, 2011 and 2012, respectively, and ($2.8) million, and ($3.1) million for oil sales for the six months ended June 30, 2011 and 2012, respectively. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

•

The reversal of a $48.2 million gain on an unevaluated property sale in 2008 which was not subject to amortization also impacted the measurement of subsequent periods’ depletion expenses included above. The impact of this error was included as a correction of the prior period error affecting the Company’s beginning equity, net of tax, on January 1, 2010 opening retained earnings.

•

The classification of production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations, was $2.4 million and $2.3 million for the three months ended June 30, 2011 and 2012, respectively, and $4.3 million and $4.8 million for the six months ended June 30, 2011 and 2012, respectively.

•

The measurement of capitalized interest, which resulted in a $0.8 million increase in oil and gas properties and a corresponding decrease in interest expenses in 2011 (and associated increases in net cash used in investing activities and net cash provided by operating activities), and a $0.8 million decrease in oil and gas properties and a corresponding increase in interest expenses in 2012 (and associated decreases in net cash used in investing activities and net cash provided by operating activities).

•

The classification of borrowings and payments related to the Company’s insurance premium financing were also corrected within the Company’s consolidated statements of cash flows to appropriately present the cash flow activities for this as a financing activity, which resulted in a $4.9 million and $5.3 million decrease in net cash provided by operating activities for the six months ended June 30, 2012 and 2011, respectively, and a $8.2 million and $8.0 million increase in the proceeds from borrowings and $3.2 million and $2.8 million increase in the payments on borrowings within net cash provided by financing activities for the six months ended June 30, 2012 and 2011, respectively. The line items affected are notated in the tables below with a double asterisk (**).

To correctly reflect the correction of these errors for periods prior to 2011, including the adjustments to depletion expenses, limitations of capitalized oil and gas costs, the accounting for derivatives, and the unevaluated property sale, the Company recorded a $21.3 million increase, net of tax, to ending 2010 retained earnings and a $6.0 million decrease, net of tax, to ending 2010 accumulated other comprehensive income in the consolidated statement of shareholders’ equity to adjust the previously reported balance to the As Restated amounts as of this date. The impact of the errors and reclassifications is presented in the tables below (in thousands).

	June 30, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Properties being amortized	$1,314,435	$(48,208)	$1,266,227
Accumulated depreciation, depletion, and amortization	(759,572)	45,902	(713,670)
Net oil and gas properties	674,674	(2,306)	672,368
Total assets	808,452	(2,306)	806,146
Deferred income taxes	140,275	(865)	139,410
Total other liabilities	419,573	(865)	418,708
Total liabilities	504,446	(865)	503,581
Retained earnings	231,708	13,912	245,620
Accumulated other comprehensive income, net of taxes	15,353	(15,353)	—
Total shareholders’ equity attributable to RAAM	303,803	(1,441)	302,362
Total shareholders’ equity	304,006	(1,441)	302,565
Total liabilities and shareholders’ equity	808,452	(2,306)	806,146

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
Gas sales	$44,467	$(14,231)	$30,236
Oil sales	51,755	6,330	58,085
Realized and unrealized gains on derivatives, net	—	22,319	22,319
Total revenues	96,222	14,418	110,640
Production taxes	—	4,765	4,765
Depreciation, depletion and amortization	40,175	22,552	62,727
Derivative expense	2,204	(2,204)	—
Total operating expense	72,242	25,113	97,355
Income from operations	23,980	(10,695)	13,285
Interest expense, net	(7,946)	(830)	(8,776)
Total other income (expenses)	(7,729)	(830)	(8,559)
Income (loss) before taxes	16,251	(11,525)	4,726
Income tax provision (benefit)	5,729	(4,302)	1,427
Net income (loss) including noncontrolling interest	10,522	(7,223)	3,299
Net income (loss) attributable to RAAM Global	10,319	(7,223)	3,096
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$10,522	$(7,223)	$3,299
Depreciation, depletion and amortization	41,089	22,552	63,641
Deferred income taxes	8,174	(8,734)	(560)
Prepaids and other current assets**	(1,821)	(4,931)	(6,752)
Change in derivatives, net	15,512	(7,426)	8,086
Net cash provided by operating activities	66,002	(5,762)	60,240
Additions to oil and gas properties	(120,932)	830	(120,102)
Net cash used in investing activities	(120,114)	830	(119,284)
Proceeds from borrowings**	50,000	8,212	58,212
Payments on borrowings**	(74)	(3,280)	(3,354)
Net cash provided by financing activities**	46,810	4,932	51,742

	Three Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
Gas sales	$21,444	$(7,589)	$13,855
Oil sales	27,675	2,312	29,987
Realized and unrealized gains on derivatives, net	—	15,902	15,902
Total revenues	49,119	10,625	59,744
Production taxes	—	2,340	2,340
Depreciation, depletion and amortization	21,211	22,448	43,659
Derivative expense	2,063	(2,063)	—
Total operating expense	38,159	22,725	60,884
Income (loss) from operations	10,960	(12,100)	(1,140)
Interest expense, net	(1,839)	(830)	(2,669)
Total other income (expenses)	(1,814)	(830)	(2,644)
Income (loss) before taxes	9,146	(12,930)	(3,784)
Income tax provision (benefit)	2,904	(4,828)	(1,924)
Net income (loss) including noncontrolling interest	6,242	(8,102)	(1,860)
Net income (loss) attributable to RAAM Global	6,156	(8,102)	(1,946)

	December 31, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Properties being amortized	$1,203,272	$(47,378)	$1,155,894
Accumulated depreciation, depletion, and amortization	(720,062)	68,454	(651,608)
Net oil and gas properties	594,831	21,076	615,907
Total assets	723,476	21,076	744,552
Deferred income taxes	105,095	7,868	112,963
Total other liabilities	337,521	7,868	345,389
Total liabilities	434,293	7,868	442,161
Retained earnings	224,558	21,136	245,694
Accumulated other comprehensive income, net of taxes	7,928	(7,928)	—
Total shareholders’ equity attributable to RAAM	289,228	13,208	302,436
Total shareholders’ equity	289,183	13,208	302,391
Total liabilities and shareholders’ equity	723,476	21,076	744,552

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
Gas sales	$49,424	$(8,106)	$41,318
Oil sales	46,906	5,714	52,620
Realized and unrealized gains on derivatives, net	—	82	82
Total revenues	96,330	(2,310)	94,020
Production taxes	—	4,304	4,304
Depreciation, depletion and amortization	31,066	4,127	35,193
Derivative income	(539)	539	—
Total operating expense	57,212	8,970	66,182
Income from operations	39,118	(11,280)	27,838
Income before taxes	32,951	(11,280)	21,671
Income tax provision	12,010	(4,215)	7,795
Net income including noncontrolling interest	20,941	(7,065)	13,876
Net income attributable to RAAM Global	19,465	(7,065)	12,400
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$20,941	$(7,065)	$13,876
Depreciation, depletion and amortization	31,936	4,126	36,062
Deferred income taxes	7,219	(1,445)	5,774
Prepaids and other current assets**	(821)	(5,264)	(6,085)
Change in derivatives, net	2,230	4,384	6,614
Net cash provided by operating activities	76,958	(5,264)	71,694
Proceeds from borrowings**	—	8,037	8,037
Payments on borrowings**	(59)	(2,773)	(2,832)
Net cash provided by (used in) financing activities**	(2,958)	5,264	2,306

	Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
Gas sales	$25,110	$(2,212)	$22,898
Oil sales	25,747	3,713	29,460
Realized and unrealized gains on derivatives, net	—	5,592	5,592
Total revenues	50,857	7,093	57,950
Production taxes	—	2,439	2,439
Depreciation, depletion and amortization	13,927	4,282	18,209
Derivative income	(292)	292	—
Total operating expense	28,047	7,013	35,060
Income from operations	22,810	80	22,890
Income before taxes	19,848	80	19,928
Income tax provision	9,354	31	9,385
Net income including noncontrolling interest	10,494	49	10,543
Net income attributable to RAAM Global	9,472	49	9,521

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Average daily production:
Oil (Bbl per day)	2,985	2,860	2,894	2,691
Natural gas (Mcf per day)	50,398	45,815	51,028	44,413
Oil equivalents (Boe per day)	11,384	10,496	11,399	10,093

Average prices: (1)
Oil ($/Bbl)	$110.41	$113.19	$110.27	$108.02
Natural gas ($/Mcf)	$3.02	$5.49	$3.26	$5.14
Oil equivalents ($/Boe)	$57.67	$60.67	$53.33	$51.46

Production expense ($/Boe)	$9.40	$9.31	$8.74	$8.95
General and administrative expense ($/Boe)	$4.79	$4.15	$5.11	$4.57
Net income (loss) attributable to RAAM Global (in thousands)	$(1,946)	$9,521	$3,096	$12,400
Adjusted EBITDA (2) (in thousands)	$29,929	$35,488	$84,145	$68,464

(1)

Average prices presented do not give effect to our derivative activities and the monetization of gas derivatives during February 2012. Please see “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for a discussion of our derivative activities.

(2)

Adjusted EBITDA as used herein represents net income before unrealized gains (losses) on derivatives, interest expense, income taxes, and depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods ended June 30, 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
In thousands
Net income (loss) attributable to RAAM Global	$(1,946)	$9,521	$3,096	$12,400
Unrealized (gains) losses on derivatives	(12,548)	(4,653)	8,086	6,614
Interest expense	2,688	3,026	8,809	6,462
Depreciation, depletion and amortization	43,659	18,209	62,727	35,193
Income taxes	(1,924)	9,385	1,427	7,795

Adjusted EBITDA	$29,929	$35,488	$84,145	$68,464

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized gains on derivatives, net in our consolidated statement of operations for the periods indicated. See Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities for more information on our derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Realized gains (losses) on derivatives, net:
Oil	$(333)	$(1,913)	$(3,096)	$(2,838)
Natural gas	3,687	2,852	33,501	9,534

Realized gains on derivatives, net	3,354	939	30,405	6,696
Unrealized gains (losses) on derivatives, net	12,548	4,653	(8,086)	(6,614)

Realized and unrealized gains on derivatives, net	$15,902	$5,592	$22,319	$82

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Oil sales	$29,987	$29,460	$58,085	$52,620
Realized losses on oil derivatives, net	(333)	(1,913)	(3,096)	(2,838)

Total realized revenues from oil sales	$29,654	$27,547	$54,989	$49,782

Gas sales	$13,855	$22,898	$30,236	$41,318
Realized gains on gas derivatives, net	3,687	2,852	33,501	9,534

Total realized revenues from gas sales	$17,542	$25,750	$63,737	$50,852

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

The table below shows the average realized price per unit from operations including the effects of commodity derivative instruments realized for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Oil:
Average sales price ($/Bbl)	$110.41	$113.19	$110.27	$108.02
Effects of commodity derivatives ($/Bbl)	(1.22)	(7.35)	(5.88)	(5.82)

Average realized Price ($/Bbl)	$109.19	$105.84	$104.39	$102.20

Natural Gas:
Average sales price ($/Mcf)	$3.02	$5.49	$3.26	$5.14
Effects of commodity derivatives ($/Mcf)	0.81	0.69	3.60	1.19

Average realized Price ($/Mcf)	$3.83	$6.18	$6.86	$6.33

Totals:
Average sales price ($/Boe)	$57.67	$60.67	$53.33	$51.46
Effects of commodity derivatives ($/Boe)	(12.11)	(4.87)	3.90	3.62

Average realized Price ($/Boe)	$45.56	$55.80	$57.23	$55.08

Results of Operations

The following table sets forth the unaudited results of operations for the three and six months ended June 30, 2012 and 2011 in thousands.

	Three Months Ended June 30 (As Restated)		Six Months Ended June 30 (As Restated)
	2012	2011	2012	2011
Revenues:
Gas sales	$13,855	$22,898	$30,236	$41,318
Oil sales	29,987	29,460	58,085	52,620
Realized and unrealized gains on derivatives, net	15,902	5,592	22,319	82

Total revenues	59,744	57,950	110,640	94,020
Costs and expenses:
Production and delivery costs	9,734	8,890	18,128	16,352
Production taxes	2,340	2,439	4,765	4,304
Workover costs	478	786	1,440	1,218
Depreciation, depletion and amortization expenses	43,659	18,209	62,727	35,193
General and administrative expenses	4,673	4,736	10,295	9,115

Total operating expense	60,884	35,060	97,355	66,182

Income (loss) from operations	(1,140)	22,890	13,285	27,838
Other income (expenses):
Interest expense, net	(2,669)	(2,949)	(8,776)	(6,348)
Other, net	25	(13)	217	181

Total other income (expenses)	(2,644)	(2,962)	(8,559)	(6,167)

Income (loss) before taxes	(3,784)	19,928	4,726	21,671
Income tax provision (benefit)	(1,924)	9,385	1,427	7,795

Net income (loss) including noncontrolling interest	$(1,860)	$10,543	$3,299	$13,876

Net income attributable to noncontrolling interest (net of tax)	86	1,022	203	1,476

Net income (loss) attributable to RAAM Global	$(1,946)	$9,521	$3,096	$12,400

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

Total revenues. Total revenues for the three months ended June 30, 2012 increased to $59.7 million from $57.9 million for the three months ended June 30, 2011. Gas revenues (exclusive of derivatives) decreased $9.0 million or 39% due to lower gas prices which declined by 45% from an average price of $5.49 for the three months ended June 30, 2011 to an average gas price of $3.02 for the three months ended June 30, 2012. Realized gains on gas derivatives, net increased by $0.8 million or 29% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Realized gas revenues (including realized revenues from derivative activities) decreased by $8.2 million or 32% due mainly to lower gas prices resulting in a decrease in realized gas prices of 38% from an average realized gas price of $6.18 for the three months ended June 30, 2011 to an average realized gas price of $3.83 for the three months ended June 30, 2012.

Oil revenues (exclusive of derivatives) increased $0.5 million or 2% due to an increase in oil volumes of 11,320 barrels or 4%. The average oil price of $110.41 for the three months ended June 30, 2012 decreased by 2% over the average oil price of $113.19 for the three months ended June 30, 2011. Oil revenues (including realized revenues from derivative activities) increased by $2.1 million or 8% due to lower losses realized from our oil hedging activities. Realized losses on oil derivatives, net decreased by 83% or $1.6 million from a loss of $1.9 million for the three months ended June 30, 2011 to a loss of $0.3 million for the three months ended June 30, 2012. Realized oil prices increased by 3% from an average realized oil price of $105.84 for the three months ended June 30, 2011 to an average realized oil price of $109.19 for the three months ended June 30, 2012.

Unrealized gain or loss on oil and natural gas derivative contracts was a gain of $12.5 million for the three months ended June 30, 2012 as compared to a gain of $4.7 million for the three months ended June 30, 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods.

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

Production taxes. Production taxes were $2.3 million for the three months ended June 30, 2012, and $2.4 million for the comparable period in 2011. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

Workover costs. Our workover costs for the three months ended June 30, 2012 were $0.5 million, or $0.46 per Boe, and $0.8 million in the same period of 2011, or $0.82 per Boe. The decrease in workover costs from the comparable period in 2011 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the three months ended June 30, 2012 increased to $43.7 million from $18.2 million for the three months ended June 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a slightly higher depletion rate for the current quarter applied to a larger net oil and gas property cost base at June 30, 2012 compared to June 30, 2011 as well as a ceiling test write-down of $24.0 million during the quarter.

General and administrative expenses. General and administrative expense was flat at $4.7 million during the three months ended June 30, 2012 and June 30, 2011.

Interest expense, net. Net interest expense decreased to $2.7 million for the three months ended June 30, 2012, from $2.9 million for the three months ended June 30, 2011. Debt balances averaged $215.3 million during the three months ended June 30, 2012 and $150.0 million during the three months ended June 30, 2011. Interest rates averaged 11.2% and 12.5% during the three months ended June 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the quarter are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the three months ended June 30, 2012, the Company recorded an income tax benefit of $1.9 million as compared to income tax expense of $9.4 million for the three months ended June 30, 2011. Income tax expense recognized was based on an effective tax rate calculation of approximately 50.8% at June 30, 2012 and approximately 47.1% at June 30, 2011. The three months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Item 1—Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement. The difference in the rates for the second quarters of 2012 and 2011, exclusive of all restatement items, was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

Total revenues. Total revenues for the six months ended June 30, 2012 increased to $110.6 million from $94.0 million for the six months ended June 30, 2011. Gas revenues (exclusive of derivatives) decreased $11.1 million or 27% due to lower gas prices which declined by 37% from an average price of $5.14 for the six months ended June 30, 2011 to an average gas price of $3.26 for the six months ended June 30, 2012. Realized gas revenues (including realized revenues from derivative activities) increased by $12.9 million or 25% due mainly to the monetization of certain gas derivatives during first quarter 2012 which totaled $23.3 million resulting in an increase of 8% in average realized gas prices from $6.33 for the six months ended June 30, 2011 to an average realized gas price of $6.86 for the six months ended June 30, 2012.

Oil revenues (exclusive of derivatives) increased $5.5 million or 10% due to an increase in oil volumes of 39,647 barrels or 8% and due to higher oil prices. The average oil price of $110.27 for the six months ended June 30, 2012 increased by 2% over the average oil price of $108.02 for the six months ended June 30, 2011. Oil revenues (including realized revenues from derivative activities) increased by $5.2 million or 10% due to higher oil prices. Realized losses on oil derivatives, net increased by 9% or $0.3 million from a loss of $2.8 million for the six months ended June 30, 2011 to a loss of $3.1 million for the six months ended June 30, 2012. Average realized oil prices increased by 2% from an average realized oil price of $102.20 for the six months ended June 30, 2011 to an average realized oil price of $104.39 for the six months ended June 30, 2012.

Unrealized gain or loss on oil and natural gas derivative contracts was a loss of $8.1 million for the six months ended June 30, 2012 as compared to a loss of $6.6 million for the six months ended June 30, 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods.

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

Production taxes. Production taxes were $4.8 million for the six months ended June 30, 2012, and $4.3 million for the comparable period in 2011. The Company pays production taxes to governmental authorities at rates specified by geographic location and commodity. The increase in production taxes is due to the increase in total realized revenues from oil and gas sales between periods.

Workover costs. Our workover costs for the six months ended June 30, 2012 were $1.4 million, or $0.69 per Boe, and $1.2 million in the same period of 2011, or $0.67 per Boe. The increase in workover costs from the comparable period in 2011 was primarily a result of changes in projects needed to manage our wells and maintain efficient production levels.

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the six months ended June 30, 2012 increased to $62.7 million from $35.2 million for the six months ended June 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property cost base at June 30, 2012 compared to June 30, 2011 as well as a $24.0 million ceiling test write-down during the period.

General and administrative expenses. General and administrative expenses increased to $10.3 million during the six months ended June 30, 2012, from $9.1 million in the same period in 2011. The increase in general and administrative expense was primarily due to higher consultant costs for projects in California and Texas, and additional legal and accounting fees for regulatory compliance.

Interest expense, net. Net interest expense increased to $8.8 million for the six months ended June 30, 2012, from $6.3 million for the six months ended June 30, 2011. Debt balances averaged $207.6 million during the six months ended June 30, 2012 and $150.0 million during the six months ended June 30, 2011. Interest rates averaged 11.8% and 12.5% during the six months ended June 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the period are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the six months ended June 30, 2012, the Company recorded income tax expense of $1.4 million as compared to income tax expense of $7.8 million for the six months ended June 30, 2011. Income tax expense recognized was based on an effective tax rate calculation of approximately 30.2% at June 30, 2012 and approximately 36.0% at June 30, 2011. The six months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Item 1—Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement. The difference in the rates for the first six months ended June 30, 2012 and June 30, 2011, exclusive of all restatement items, was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30
	2012	2011
	(As Restated)	(As Restated)
In thousands
Net cash provided by operating activities	$60,240	$71,694
Net cash used in investing activities	(119,284)	(83,811)
Net cash provided by financing activities	51,742	2,306

Net decrease in cash and cash equivalents	$(7,302)	$(9,811)

Cash flows provided by operating activities

Operating activities provided cash totaling $60.2 million during the six months ended June 30, 2012 as compared to cash provided by operating activities of $71.7 million during the six months ended June 30, 2011. The decrease in operating cash flows during the six months ended June 30, 2012 was primarily due to a reduction in net income.

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

Cash flows used in investing activities

Investing activities used cash totaling $119.3 million during the six months ended June 30, 2012 as compared to cash used in investing activities of $83.8 million during the same period in 2011. Cash used in investing activities during the six months ended June 30, 2012 increased as compared to the same period of 2011 primarily because of increased drilling activity onshore Texas and the expansion of a production facility in Louisiana state waters. Asset sales occurred during the second quarters of 2012 and 2011 generating $2.0 million and $2.1 million in proceeds, respectively.

Our capital expenditures for drilling, development and acquisition costs during the six months ended June 30, 2012 and 2011 are summarized in the following table (in thousands):

	Six Months Ended June 30
	2012	2011
	(As Restated)
Project Area
Federal	$1,472	$3,662
Shallow State Waters	56,868	27,945
Onshore Texas, Louisiana and Mississippi	51,228	32,650
California, Oklahoma and Mid-Continent	11,534	22,588

Total	$121,102	$86,845

Cash flows provided by financing activities

Financing activities provided cash totaling $51.7 million during the six months ended June 30, 2012 as compared to cash provided by financing activities of $2.3 million during the same period in 2011. Cash flows provided by financing activities during the first six months of 2012 consisted primarily of $50 million in borrowings under our revolving credit facility and $8.2 million in borrowings for our insurance premium financing offset by payments of $3.4 million on borrowings and $3.1 million for shareholder dividends. Cash flows provided by financing activities during the first six months of 2011 were mainly comprised of $8.0 million in borrowings for our insurance premium financing offset by payments of $2.8 million on borrowings and $3.0 million for shareholder dividends.

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

At June 30, 2012, on a BOE basis, commodity derivative instruments were in place covering approximately 81% of our projected oil and natural gas sales through 2012, approximately 58% of our projected oil and natural gas sales for 2013, approximately 58% of our projected oil and natural gas sales for 2014 and approximately 19% of our projected oil and natural gas sales for 2015. Approximately 84% of the Company’s remaining 2012 gas production, approximately 67% of the Company’s 2013 gas production, approximately 79% of the Company’s 2014 gas production, approximately 53% of the Company’s 2015 gas production, approximately 74% of the Company’s remaining 2012 oil production, approximately 42% of the Company’s 2013 oil production, and approximately 27% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of June 30, 2012, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	67,086	$90.65
2013	27,058	$88.52
2014(2)	17,433	$85.55

(1)	Average volume is calculated for the remainder of the 2012 year.
(2)	The Company currently does not have any derivative contracts for volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

	NYMEX Contract Price
	Sell Call		Sell Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012(1)	3,680	$110.00	59,800	$75.00
2013	13,292	$125.00	21,292	$70.00
2014(2)	15,925	$95.00	15,925	$63.60

(1)	Average volume is calculated for the remainder of the 2012 year.
(2)

The Company currently does not have any derivative contracts for volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014. The company has bought a call at a strike price of $85.50 on 15,925 Bbls/Mo during 2014.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the six months ended June 30, 2012, our oil sales would increase or decrease by approximately $10.6 million for each $10.00 per barrel change in crude oil prices and our gas sales would increase or decrease by approximately $18.6 million for each $1.00 per MMBtu change in natural gas prices.

To partially reduce price risk caused by these market fluctuations, we utilize derivative contracts to reduce the variability in cash flows associated with a portion of our anticipated crude oil and natural gas production as part of our risk management program. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of derivative transactions also involves the risk that counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty.

For a further discussion of our derivative activities including a list of the commodity derivatives held by the Company, please see “Item 1, Note 3, Fair Value Measurements” and “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” included in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting included in Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012.

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

RAAM Global Energy Company

By: RAAM Global Energy Company

July 24, 2013	By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.