Form 10-Q/A
period 2012-09-30
RAAM Global Energy Co
filed 2013-07-24
CIK 1511139

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

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on November 13, 2012 (the “Original Filing”). As disclosed in a Current Report on Form 8-K filed with the SEC on May 20, 2013, the Audit Committee of the Board of Directors concluded on May 15, 2013 that the Company would restate its consolidated financial statements as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and interim financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The restated consolidated financial statements correct certain non-cash errors in such financial statements associated with the measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, the accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, and to reverse the recognition of a gain on an unevaluated property sale which was not subject to amortization, which also impacted the measurement of subsequent periods’ depletion expenses. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

The Company also corrected a classification error for production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations. The Company also corrected an error in regard to capitalized interest in 2011 and 2012. The impacts of these errors have also resulted in the non-guarantor VIEs no longer meeting the definition of being “minor” as defined in Rule 3-10 of Regulation S-X issued by the Securities and Exchange Commission resulting in the new disclosure of the condensed consolidating financial information. Lastly, the classification of borrowings and payments related to the Company’s insurance premium financing were also corrected within the Company’s consolidated statements of cash flows to appropriately present the cash flow activities for this activity as a financing activity.

These error corrections resulted in no material changes to the Company’s previously reported cash flow from operating activities. As a result of the foregoing, we are restating herein our consolidated balance sheets as of September 30, 2012 and December 31, 2011, and our consolidated statements of operations and cash flows for the periods ending September 30, 2012 and 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the following items have been amended and restated in their entirety:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$48,664	$51,743
Accounts receivable, net of $289 and $1,005 provision for bad debts in 2012 and 2011, respectively	3,179	5,642
Revenues receivable	31,734	31,532
Income taxes receivable	2,069	2,118
Deferred tax asset—current portion	5,537	—
Commodity derivatives—current portion	167	12,674
Prepaid assets	5,004	4,945
Other current assets	5,648	3,919

Total current assets	102,002	112,573

Oil and gas properties (full-cost method):
Properties being amortized	1,332,505	1,155,894
Properties not subject to amortization	84,664	111,621
Less accumulated depreciation, depletion, and amortization	(732,999)	(651,608)

Net oil and gas properties	684,170	615,907

Other assets:
Other capitalized assets, net	6,869	7,183
Commodity derivatives	1,104	3,191
Other	3,772	5,698

Total other assets	11,745	16,072

Total assets	$797,917	$744,552

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
	(As Restated)	(As Restated)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$24,889	$52,969
Revenues payable	24,745	29,319
Interest payable—senior secured notes	—	6,250
Current taxes payable	—	399
Advances from joint interest partners	294	1,019
Commodity derivatives—current portion	3,340	—
Asset retirement obligations—current portion	10,155	1,778
Debt—current portion	3,797	1,929
Deferred income taxes—current portion	—	3,109

Total current liabilities	67,220	96,772

Other liabilities:
Commodity derivatives	4,086	4,244
Asset retirement obligations	31,645	25,010
Debt	52,619	2,733
Senior secured notes	199,981	199,972
Deferred income taxes	145,703	112,963
Other long-term liabilities	395	467

Total other liabilities	434,429	345,389

Total liabilities	501,649	442,161

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized,
62,500 outstanding in 2012 and 2011, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	238,670	245,694

Total shareholders’ equity attributable to RAAM Global	295,412	302,436
Noncontrolling interest	856	(45)

Total shareholders’ equity	296,268	302,391

Total liabilities and shareholders’ equity	$797,917	$744,552

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Gas sales	$14,254	$25,746	$44,490	$67,065
Oil sales	29,680	30,020	87,765	82,640
Realized and unrealized gains (losses) on derivatives, net	(8,311)	10,018	14,008	10,100

Total revenues	35,623	65,784	146,263	159,805

Costs and expenses:
Production and delivery costs	8,060	8,156	26,188	24,508
Production taxes	2,207	3,083	6,973	7,388
Workover costs	727	4,568	2,167	5,786
Depreciation, depletion and amortization expenses	19,669	17,962	82,395	53,152
General and administrative expenses	3,602	4,815	13,897	13,929

Total operating expense	34,265	38,584	131,620	104,763

Income from operations	1,358	27,200	14,643	55,042

Other income (expenses):
Interest expense, net	(6,210)	(5,437)	(14,986)	(11,785)
Loss from equity investment	—	(2,044)	—	(2,044)
Other, net	9	(30)	226	151

Total other income (expenses)	(6,201)	(7,511)	(14,760)	(13,678)

Income (loss) before taxes	(4,843)	19,689	(117)	41,364

Income tax provision (benefit)	(108)	7,308	1,319	15,104

Net income (loss) including noncontrolling interest	$(4,735)	$12,381	$(1,436)	$26,260

Net income (loss) attributable to noncontrolling interest (net of tax)	653	(3)	856	1,476

Net income (loss) attributable to RAAM Global	$(5,388)	$12,384	$(2,292)	$24,784

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2012	2011
	(As Restated)	(As Restated)
Operating activities
Net income (loss) including noncontrolling interest	$(1,436)	$26,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization expenses	83,776	54,543
Deferred income taxes	24,094	12,255
Loss on disposal of inventory	—	20
Loss on equity method investment	—	2,044
Changes in assets and liabilities:
Accounts and revenues receivable	2,262	7,033
Income tax receivables	49	(1,188)
Prepaids and other current assets	(1,789)	(3,867)
Change in derivatives, net	17,775	(2,033)
Accounts payable and accrued liabilities	(13,607)	10,212
Revenues payable	(4,574)	12,470
Interest payable on Senior Notes	(6,250)	(5,048)
Current taxes payable	(398)	1,293
Other long-term liabilities	(72)	—

Net cash provided by operating activities	99,830	113,994

Investing activities
Change in advances from joint interest partners	(725)	1,003
Payment of prepaid drilling expenses	—	(14,000)
Additions to oil and gas properties and equipment	(165,436)	(123,925)
Purchase of noncontrolling interest	—	(21,000)
Proceeds from net sales of oil and gas properties	16,185	2,125

Net cash used in investing activities	(149,976)	(155,797)

Financing activities
Proceeds from borrowings	57,101	8,037
Proceeds from issuance of 12.5% Senior Notes due 2015	—	51,250
Payments on borrowings	(5,346)	(5,534)
Payments of deferred bond costs	—	(1,468)
Payment of dividends	(4,688)	(4,500)

Net cash provided by financing activities	47,067	47,785

(Decrease) increase in cash and cash equivalents	(3,079)	5,982
Cash and cash equivalents, beginning of period	51,743	81,032

Cash and cash equivalents, end of period	$48,664	$87,014

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.1 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $3.4 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively. The Company capitalized interest of $1.0 million and $1.1 million during the three months ended September 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization. The Company capitalized interest of $5.9 million and $5.1 million during the nine months ended September 30, 2012 and 2011, respectively, related to significant active properties not subject to amortization.

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

At September 30, 2012, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $91.48 per barrel of oil and $2.83 per MMBtu of natural gas. At June 30, 2012, the Company recorded a ceiling test write-down of $24.0 million based on twelve-month average prices of $92.17 per barrel of oil and $3.15 per MMBtu of natural gas. At December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil and $4.12 per MMBtu of natural gas.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Commodity derivatives:
Realized gains	$1,378	$1,372	$31,783	$8,067
Unrealized gains (losses)	(9,689)	8,646	(17,775)	2,033

Realized and unrealized gains (losses) on derivatives, net	$(8,311)	$10,018	$14,008	$10,100

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

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base remains $62.5 million of which $50.0 million was drawn at September 30, 2012 and zero was drawn at December 31, 2011. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at September 30, 2012. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement regarding the non-timely filing of its financial statements. The Company has received a waiver from its lenders through August 15, 2013 with respect to this violation and anticipates the violation will be cured within this period. Accordingly, no reclassification of the outstanding obligation to current was required.

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

7. Income Taxes

The Income tax benefit for the three months ended September 30, 2012 was $0.1 million, or an effective rate of 2.2%, compared to an income tax provision of $7.3 million, or an effective tax rate of 37.1%, for the three months ended September 30, 2011. The Income tax provision for the nine months ended September 30, 2012 was $1.3 million, or an effective rate of -1,125.4%, compared to $15.1 million, or an effective tax rate of 36.5% for the nine months ended September 30, 2011. The three and nine months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement. The Income tax provision for the three and nine months ended September 30, 2012 includes a change in estimate related to the expensing of intangible drilling cost due to a voluntary election the Company made upon filing the 2011 tax return in the third quarter. The Company’s effective income tax rates, exclusive of all restatement items, for the three and nine months ended September 30, 2012 and 2011 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

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

11. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. During 2010, RAAM Global issued the 2015 Senior Secured Notes, described in Note 6, Debt. Each of RAAM Global’s 100%-owned subsidiaries are guarantors of these notes. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$244	$48,408	$12	$—	$48,664
Receivables, net	2,069	48,537	876	(14,500)	36,982
Commodity derivatives—current portion	—	167	—	—	167
Prepaids and other current assets	1,751	14,433	5	—	16,189

Total current assets	4,064	111,545	893	(14,500)	102,002

Net oil and gas properties	—	669,904	14,266	—	684,170

Total other assets	500,876	2,052	—	(491,183)	11,745

Total assets	$504,940	$783,501	$15,159	$(505,683)	$797,917

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$344	$50,504	$13,580	$(14,500)	$49,928
Commodity derivatives—current portion	—	3,340	—	—	3,340
Asset retirement obligations—current portion	—	10,155	—	—	10,155
Short-term debt	135	3,662	—	—	3,797

Total current liabilities	479	67,661	13,580	(14,500)	67,220

Other liabilities:
Commodity derivatives	—	4,086	—	—	4,086
Asset retirement obligations	—	31,440	205	—	31,645
Long-term debt	2,619	50,000	—	—	52,619
Senior secured notes	199,981	—	—	—	199,981
Deferred income taxes	5,198	139,987	518	—	145,703
Other liabilities	395	—	—	—	395

Total other liabilities	208,193	225,513	723	—	434,429
Total liabilities	208,672	293,174	14,303	(14,500)	501,649

Total shareholders’ equity attributable to RAAM Global	295,412	490,327	856	(491,183)	295,412
Noncontrolling interest	856	—	—	—	856

Total shareholders’ equity	296,268	490,327	856	(491,183)	296,268

Total liabilities and shareholders’ equity	$504,940	$783,501	$15,159	$(505,683)	$797,917

Condensed Consolidating Balance Sheets

At December 31, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$340	$51,389	$14	$—	$51,743
Receivables, net	2,146	48,326	163	(11,343)	39,292

Commodity derivatives—current portion	—	12,674	—	—	12,674
Prepaids and other current assets	2,032	6,832	—	—	8,864

Total current assets	4,518	119,221	177	(11,343)	112,573

Net oil and gas properties	—	604,822	11,085	—	615,907

Total other assets	513,667	4,923	—	(502,518)	16,072

Total assets	$518,185	$728,966	$11,262	$(513,861)	$744,552

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$7,296	$81,804	$11,180	$(11,343)	$88,937
Advances from joint interest partners	—	1,019	—	—	1,019

Asset retirement obligations—current portion	—	1,778	—	—	1,778
Debt—current portion	128	1,801	—	—	1,929

Deferred income taxes—current portion	—	3,109	—	—	3,109

Total current liabilities	7,424	89,511	11,180	(11,343)	96,772

Other liabilities:
Commodity derivatives	—	4,244			4,244
Asset retirement obligations	—	24,887	123		25,010
Debt	2,733	—			2,733
Senior secured notes	199,972	—			199,972
Deferred income taxes	5,198	107,761	4		112,963
Other long-term liabilities	467	—	—	—	467

Total other liabilities	208,370	136,892	127	—	345,389
Total liabilities	215,794	226,403	11,307	(11,343)	442,161

Total shareholders’ equity attributable to RAAM Global	302,436	502,563	(45)	(502,518)	302,436
Noncontrolling interest	(45)	—	—	—	(45)

Total shareholders’ equity	302,391	502,563	(45)	(502,518)	302,391

Total liabilities and shareholders’ equity	$518,185	$728,966	$11,262	$(513,861)	$744,552

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Gas sales	$—	$13,799	$455	$—	$14,254
Oil sales	—	28,904	776	—	29,680
Realized and unrealized losses on derivatives, net	—	(8,311)	—	—	(8,311)

Total revenues	—	34,392	1,231	—	35,623

Costs and expenses:
Production and delivery costs	—	7,960	100	—	8,060
Production taxes	—	2,150	57	—	2,207
Workover costs	—	718	9	—	727
Depreciation, depletion and amortization	72	19,580	17	—	19,669
General & administrative expenses	1,077	2,521	4	—	3,602

Total operating expense	1,149	32,929	187	—	34,265

Income (loss) from operations	(1,149)	1,463	1,044	—	1,358

Other income (expenses):
Interest expense, net	(5,738)	(472)	—	—	(6,210)
Loss from equity investment in subsidiaries	(20,933)	—	—	20,933	—
Other, net	—	9	—	—	9

Total other income (expenses)	(26,671)	(463)	—	20,933	(6,201)

Income (loss) before taxes	(27,820)	1,000	1,044	20,933	(4,843)

Income tax provision (benefit)	(23,085)	22,586	391	—	(108)

Net income (loss) including noncontrolling interest	$(4,735)	$(21,586)	$653	$20,933	$(4,735)

Net income attributable to noncontrolling interest (net of tax)	653	—	—	—	653

Net income (loss) attributable to RAAM Global	$(5,388)	$(21,586)	$653	$20,933	$(5,388)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Revenues:
Gas sales	$200	$24,213	$1,333	$—	$—	$25,746
Oil sales	296	28,331	1,393	—	—	30,020
Realized and unrealized gains on derivatives, net	—	10,018	0	—		10,018

Total revenues	496	62,562	2,726	—	—	65,784

Costs and expenses:
Production and delivery costs	98	7,921	137	—	—	8,156
Production taxes	44	2,880	159	—	—	3,083
Workover costs	20	4,489	59	—	—	4,568
Depreciation, depletion and amortization	1,118	16,841	1	2	—	17,962
General & administrative expenses	1,364	3,450	0	1	—	4,815

Total operating expense	2,644	35,581	356	3	—	38,584

Income (loss) from operations	(2,148)	26,981	2,370	(3)	—	27,200

Other income (expenses):
Interest expense, net	(5,330)	(107)	—	—	—	(5,437)
Loss from equity investment	(2,044)	—	—	—	—	(2,044)
Income from equity investment in subsidiaries	20,853	—	—	—	(20,853)	—
Other, net	—	(30)	—	—	—	(30)

Total other income (expenses)	13,479	(137)	—	—	(20,853)	(7,511)

Income (loss) before taxes	11,331	26,844	2,370	(3)	(20,853)	19,689

Income tax provision (benefit)	(1,050)	8,354	4		—	7,308

Net income (loss) including noncontrolling interest	$12,381	$18,490	$2,366	$(3)	$(20,853)	$12,381

Net loss attributable to noncontrolling interest (net of tax)	(3)	—	—	—	—	(3)

Net income (loss) attributable to RAAM Global	$12,384	$18,490	$2,366	$(3)	$(20,853)	$12,384

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Gas sales	$—	$43,336	$1,154	$—	$44,490
Oil sales	—	85,865	1,900	—	87,765
Realized and unrealized gains on derivatives, net	—	14,008	—	—	14,008

Total revenues	—	143,209	3,054	—	146,263

Costs and expenses:
Production and delivery costs	—	25,896	292	—	26,188
Production taxes	—	6,827	146	—	6,973
Workover costs	—	2,158	9	—	2,167
Depreciation, depletion and amortization	234	80,926	1,235	—	82,395
General & administrative expenses	3,664	10,228	5	—	13,897

Total operating expense	3,898	126,035	1,687	—	131,620

Income (loss) from operations	(3,898)	17,174	1,367	—	14,643

Other income (expenses):
Interest expense, net	(14,327)	(659)		—	(14,986)
Loss from equity investment in subsidiaries	(4,496)	—	—	4,496	—
Other, net	187	39	—	—	226

Total other income (expenses)	(18,636)	(620)	—	4,496	(14,760)

Income (loss) before taxes	(22,534)	16,554	1,367	4,496	(117)

Income tax provision (benefit)	(21,098)	21,906	511	—	1,319

Net income (loss) including noncontrolling interest	$(1,436)	$(5,352)	$856	$4,496	$(1,436)

Net income attributable to noncontrolling interest (net of tax)	856	—	—	—	856

Net income (loss) attributable to RAAM Global	$(2,292)	$(5,352)	$856	$4,496	$(2,292)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Revenues:
Gas sales	$610	$63,424	$1,333	$1,698	$—	$67,065
Oil sales	833	78,744	1,393	1,670	—	82,640
Realized and unrealized gains on derivatives, net	—	10,100	0	—	—	10,100

Total revenues	1,443	152,268	2,726	3,368	—	159,805

Costs and expenses:
Production and delivery costs	313	23,836	137	222	—	24,508
Production taxes	125	6,967	159	137	—	7,388
Workover costs	20	5,666	59	41	—	5,786
Depreciation, depletion and amortization	5,273	46,982	1	896	—	53,152
General & administrative expenses	3,932	9,989	—	8	—	13,929

Total operating expense	9,663	93,440	356	1,304	—	104,763

Income (loss) from operations	(8,220)	58,828	2,370	2,064	—	55,042

Other income (expenses):
Interest expense, net	(11,523)	(262)	—	—	—	(11,785)
Loss from equity investment	(2,044)	—	—	—	—	(2,044)
Income from equity investment in subsidiaries	48,813	—	—	—	(48,813)	—
Other, net	184	(33)	—	—	—	151

Total other income (expenses)	35,430	(295)	—	—	(48,813)	(13,678)

Income (loss) before taxes	27,210	58,533	2,370	2,064	(48,813)	41,364

Income tax provision	950	13,563	3	588	—	15,104

Net income (loss) including noncontrolling interest	$26,260	$44,970	$2,367	$1,476	$(48,813)	$26,260

Net income attributable to noncontrolling interest (net of tax)	1,476	—	—	—	—	1,476

Net income (loss) attributable to RAAM Global	$24,784	$44,970	$2,367	$1,476	$(48,813)	$24,784

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Net cash (used in) provided by operating activities	$(6,257)	$98,898	$2,693	$4,496	$99,830

Investing activities
Change in investments between affiliates	6,310	(1,814)	—	(4,496)	—
Change in advances from joint interest partners	—	(725)	—	—	(725)
Additions to oil and gas properties and equipment	(43)	(162,461)	(2,932)	—	(165,436)
Proceeds from net sales of oil and gas properties	—	15,948	237	—	16,185

Net cash provided by (used in) investing activities	6,267	(149,052)	(2,695)	(4,496)	(149,976)

Financing activities
Proceeds from borrowings	—	57,101	—	—	57,101
Payments on borrowings	(106)	(5,240)	—	—	(5,346)
Payment of dividends	—	(4,688)	—	—	(4,688)

Net cash (used in) provided by financing activities	(106)	47,173	—	—	47,067

Decrease in cash and cash equivalents	(96)	(2,981)	(2)	—	(3,079)
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$244	$48,408	$12	$—	$48,664

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor Subsidiary	Non- guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)			(As Restated)	(As Restated)

Net cash provided by (used in) operating activities	$28,853	$125,609	$2,536	$5,809	$(48,813)	$113,994

Investing activities
Change in investments between affiliates	(29,623)	(17,069)	(2,121)	—	48,813	—
Change in advances from joint interest partners	—	1,003		—	—	1,003
Payment of prepaid drilling expenses	—	(14,000)	—	—	—	(14,000)
Additions to oil and gas properties and equipment	(77)	(117,774)	(250)	(5,824)	—	(123,925)
Purchase of noncontrolling interest	(21,000)	—	—	—	—	(21,000)
Proceeds from net sales of oil and gas properties	—	2,125	—	—	—	2,125

Net cash (used in) provided by investing activities	(50,700)	(145,715)	(2,371)	(5,824)	48,813	(155,797)

Financing activities
Proceeds from borrowings	—	8,037	—	—	—	8,037
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	—	—	—	—	51,250
Payments on borrowings	(89)	(5,445)	—	—	—	(5,534)
Deferred bond costs	(1,468)	—	—	—	—	(1,468)
Payment of dividends	(4,500)	—	—	—	—	(4,500)

Net cash provided by financing activities	45,193	2,592	—	—	—	47,785

Increase (decrease) in cash and cash equivalents	23,346	(17,514)	165	(15)	—	5,982
Cash and cash equivalents, beginning of period	45,683	35,319	1	29	—	81,032

Cash and cash equivalents, end of period	$69,029	$17,805	$166	$14	$—	$87,014

12. Restatement of Previously Issued Financial Statements

The Company is restating the consolidated financial statements for 2011 and 2012. During the preparation of the first quarter 2013 financial statements, the Company identified certain errors as follows:

•

The measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, which resulted in an increase of $4.6 million and a decrease of $1.1 million to depletion expense for the three months ended September 30, 2011 and 2012, respectively, and increases to depletion expense of $8.7 million and $21.5 million for the nine months ended September 30, 2011 and 2012, respectively.

•

The accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, resulted in the current recognition of all unrealized mark-to-market adjustments, previously recorded in accumulated other comprehensive income (loss) of $7.9 million and $7.1 million for December 31, 2011 and September 30, 2012, net of tax, respectively, to the realized and unrealized gain (loss) on derivatives, net, in the consolidated statements of operations. Additionally, the previously recognized unrealized gains and losses on these instruments recorded as derivative (income) expense was reclassified to the realized and unrealized gains (losses) on derivatives, net, which was $0.8 million, and $0.5 million for the three months ended September 30, 2011 and 2012, respectively, and $0.3 million and $2.7 million for the nine months ended September 30, 2011 and 2012, respectively. Lastly, the amounts previously recognized in oil and gas sales for these derivative transactions were reclassified to realized and unrealized gains (losses) on derivatives, net, which was $2.1 million, and $4.9 million for gas sales for the three months ended September 30, 2011 and 2012, respectively, and ($0.7) million, and $0.4 million for oil sales for the three months ended September 30, 2011 and 2012, respectively, and $11.6 million and $20.7 million for gas sales the nine months ended September 30, 2011 and 2012, respectively, and ($3.6) million, and ($2.7) million for oil sales for the nine months ended September 30, 2011 and 2012, respectively. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

•

The reversal of a $48.2 million gain on an unevaluated property sale in 2008 which was not subject to amortization also impacted the measurement of subsequent periods’ depletion expenses included above. The impact of this error was included as a correction of the prior period error affecting the Company’s beginning equity, net of tax, on January 1, 2010 opening retained earnings.

•

The classification of production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations, was $3.1 million and $2.2 million for the three months ended September 30, 2011 and 2012, respectively, and $7.4 million and $7.0 million for the nine months ended September 30, 2011 and 2012, respectively.

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

•

The classification of borrowings and payments related to the Company’s insurance premium financing were also corrected within the Company’s consolidated statements of cash flows to appropriately present the cash flow activities for this as a financing activity, which resulted in a $1.8 million and $2.6 million decrease in net cash provided by operating activities for the nine months ended September 30, 2012 and 2011, respectively, and a $7.1 million and $8.0 million increase in the proceeds from borrowings and $5.2 million and $5.4 million increase in the payments on borrowings within net cash provided by financing activities for the nine months ended September 30, 2012 and 2011, respectively. The line items affected are notated in the tables below with a double asterisk (**).

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

As a result of correcting the errors discussed above, the restated financial statements of the non-guarantor VIEs no longer meet the definition of being “minor” as defined in Rule 3-10 of Regulation S-X issued by the Securities and Exchange Commission resulting in the new disclosure of the condensed consolidating financial information as shown in Note 11.

	September 30, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet

Properties being amortized	$1,380,713	$(48,208)	$1,332,505
Accumulated depreciation, depletion, and amortization	(779,969)	46,970	(732,999)

Net oil and gas properties	685,408	(1,238)	684,170

Total assets	799,155	(1,238)	797,917

Deferred income taxes	146,169	(466)	145,703

Total other liabilities	434,895	(466)	434,429

Total liabilities	502,115	(466)	501,649

Retained earnings	232,306	6,364	238,670
Accumulated other comprehensive income, net of taxes	7,136	(7,136)	—
Total shareholders’ equity attributable to RAAM	296,184	(772)	295,412

Total shareholders’ equity	297,040	(772)	296,268

Total liabilities and shareholders’ equity	799,155	(1,238)	797,917

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations

Gas sales	$62,872	$(18,382)	$44,490

Oil sales	80,409	7,356	87,765
Realized and unrealized gains on derivatives, net	—	14,008	14,008

Total revenues	143,281	2,982	146,263

Production taxes	—	6,973	6,973

Depreciation, depletion and amortization	60,911	21,484	82,395

Derivative expense	2,727	(2,727)	—

Total operating expense	105,890	25,730	131,620

Income from operations	37,391	(22,748)	14,643

Interest expense, net	(14,156)	(830)	(14,986)

Total other income (expenses)	(13,930)	(830)	(14,760)

Income (loss) before taxes	23,461	(23,578)	(117)

Income tax provision (benefit)	10,125	(8,806)	1,319

Net income (loss) including noncontrolling interest	13,336	(14,772)	(1,436)

Net income (loss) attributable to RAAM Global	12,480	(14,772)	(2,292)

Consolidated Statements of Cash Flows
Net income (loss) including noncontrolling interest	$13,336	$(14,772)	$(1,436)

Depreciation, depletion and amortization	62,292	21,484	83,776

Deferred income taxes	32,428	(8,334)	24,094

Prepaids and other current assets**	72	(1,861)	(1,789)

Change in derivatives, net	16,983	792	17,775

Net cash provided by operating activities	102,521	(2,691)	99,830

Additions to oil and gas properties	(166,266)	830	(165,436)

Net cash used in investing activities	(150,806)	830	(149,976)

Proceeds from borrowings**	50,000	7,101	57,101

Payments on borrowings**	(106)	(5,240)	(5,346)

Net cash provided by financing activities**	45,206	1,861	47,067

	Three Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations

Gas sales	$18,405	$(4,151)	$14,254

Oil sales	28,654	1,026	29,680
Realized and unrealized losses on derivatives, net	—	(8,311)	(8,311)

Total revenues	47,059	(11,436)	35,623

Production taxes	—	2,207	2,207

Depreciation, depletion and amortization	20,736	(1,067)	19,669

Derivative expense	523	(523)	—

Total operating expense	33,648	617	34,265

Income from operations	13,411	(12,053)	1,358

Income (loss) before taxes	7,210	(12,053)	(4,843)

Income tax provision (benefit)	4,396	(4,504)	(108)
Net income (loss) including noncontrolling interest	2,814	(7,549)	(4,735)

Net income (loss) attributable to RAAM Global	2,161	(7,549)	(5,388)

	December 31, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet

Properties being amortized	$1,203,272	$(47,378)	$1,155,894
Accumulated depreciation, depletion, and amortization	(720,062)	68,454	(651,608)

Net oil and gas properties	594,831	21,076	615,907

Total assets	723,476	21,076	744,552

Deferred income taxes	105,095	7,868	112,963

Total other liabilities	337,521	7,868	345,389

Total liabilities	434,293	7,868	442,161

Retained earnings	224,558	21,136	245,694
Accumulated other comprehensive income, net of taxes	7,928	(7,928)	—
Total shareholders’ equity attributable to RAAM	289,228	13,208	302,436

Total shareholders’ equity	289,183	13,208	302,391

Total liabilities and shareholders’ equity	723,476	21,076	744,552

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations

Gas sales	$76,194	$(9,129)	$67,065

Oil sales	74,190	8,450	82,640
Realized and unrealized gains on derivatives, net	—	10,100	10,100

Total revenues	150,384	9,421	159,805

Production taxes	—	7,388	7,388

Depreciation, depletion and amortization	44,450	8,702	53,152

Derivative expense	283	(283)	—

Total operating expense	88,956	15,807	104,763

Income from operations	61,428	(6,386)	55,042

Income before taxes	47,750	(6,386)	41,364

Income tax provision	17,490	(2,386)	15,104

Net income including noncontrolling interest	30,260	(4,000)	26,260

Net income attributable to RAAM Global	28,784	(4,000)	24,784

Consolidated Statements of Cash Flows

Net income including noncontrolling interest	$30,260	$(4,000)	$26,260

Depreciation, depletion and amortization	45,841	8,702	54,543

Deferred income taxes	15,538	(3,283)	12,255

Prepaids and other current assets**	(1,275)	(2,592)	(3,867)

Change in derivatives, net	(614)	(1,419)	(2,033)

Net cash provided by operating activities	116,586	(2,592)	113,994

Proceeds from borrowings**	—	8,037	8,037

Payments on borrowings**	(89)	(5,445)	(5,534)

Net cash provided by financing activities**	45,193	2,592	47,785

	Three Months Ended September 30, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations

Gas sales	$26,770	$(1,024)	$25,746

Oil sales	27,284	2,736	30,020
Realized and unrealized gains on derivatives, net	—	10,018	10,018

Total revenues	54,054	11,730	65,784

Production taxes	—	3,083	3,083

Depreciation, depletion and amortization	13,387	4,575	17,962

Derivative expense	822	(822)	—

Total operating expense	31,748	6,836	38,584

Income from operations	22,306	4,894	27,200

Interest expense, net	(5,437)	—	(5,437)

Total other income (expenses)	(7,511)	—	(7,511)

Income before taxes	14,795	4,894	19,689

Income tax provision	5,480	1,828	7,308

Net income including noncontrolling interest	9,315	3,066	12,381

Net income attributable to RAAM Global	9,318	3,066	12,384

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Average daily production:
Oil (Bbl per day)	3,002	3,187	2,930	2,858
Natural gas (Mcf per day)	46,096	54,167	49,372	47,700
Oil equivalents (Boe per day)	10,685	12,215	11,159	10,808

Average prices: (1)
Oil ($/Bbl)	$107.46	$102.39	$109.30	$105.91
Natural gas ($/Mcf)	$3.36	$5.17	$3.29	$5.15
Oil equivalents ($/Boe)	$36.24	$58.54	$47.84	$54.16

Production expense ($/Boe)	$8.20	$7.26	$8.57	$8.31
General and administrative expense ($/Boe)	$4.10	$4.28	$4.78	$4.46
Net income attributable to RAAM Global (in thousands)	$(5,388)	$12,384	$(2,292)	$24,784
Adjusted EBITDA (2) (in thousands)	$30,091	$34,515	$114,235	$102,976

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to Adjusted EBITDA for the periods ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
In thousands	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss) attributable to RAAM Global	$(5,388)	$12,384	$(2,292)	$24,784
Unrealized (gains) losses on derivatives	9,689	(8,646)	17,775	(2,033)
Interest expense	6,229	5,507	15,038	11,969
Depreciation, depletion and amortization	19,669	17,962	82,395	53,152
Income taxes	(108)	7,308	1,319	15,104

Adjusted EBITDA	$30,091	$34,515	$114,235	$102,976

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized gains on derivatives, net in our consolidated statement of operations for the periods indicated. See Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities for more information on our derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Realized gains (losses) on derivatives, net:
Oil	$442	$(729)	$(2,655)	$(3,567)
Natural gas	936	2,101	34,438	11,634

Realized gains on derivatives, net	1,378	1,372	31,783	8,067
Unrealized gains (losses) on derivatives, net	(9,689)	8,646	(17,775)	2,033

Realized and unrealized gains on derivatives, net	$(8,311)	$10,018	$14,008	$10,100

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Oil sales	$29,680	$30,020	$87,765	$82,640
Realized gains (losses) on oil derivatives, net	442	(729)	(2,655)	(3,567)

Total realized revenues from oil sales	$30,122	$29,291	$85,110	$79,073

Gas sales	$14,254	$25,746	$44,490	$67,065
Realized gains on gas derivatives, net	936	2,101	34,438	11,634

Total realized revenues from gas sales	$15,190	$27,847	$78,928	$78,699

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Oil:
Average sales price ($/Bbl)	$107.46	$102.39	$109.30	$105.91
Effects of commodity derivatives ($/Bbl)	1.60	(2.49)	(3.30)	(4.57)

Average realized Price ($/Bbl)	$109.06	$99.90	$106.00	$101.34

Natural Gas:
Average sales price ($/Mcf)	$3.36	$5.17	$3.29	$5.15
Effects of commodity derivatives ($/Mcf)	0.22	0.42	2.54	0.89

Average realized Price ($/Mcf)	$3.58	$5.59	$5.83	$6.04

Totals:
Average sales price ($/Boe)	$36.24	$58.54	$47.84	$54.16
Effects of commodity derivatives ($/Boe)	9.86	(7.69)	5.81	(0.69)

Average realized Price ($/Boe)	$46.10	$50.85	$53.65	$53.47

Results of Operations

The following table sets forth the unaudited results of operations for the three and nine months ended September 30, 2012 and 2011 in thousands.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Gas sales	$14,254	$25,746	$44,490	$67,065
Oil sales	29,680	30,020	87,765	82,640
Realized and unrealized gains (losses) on derivatives, net	(8,311)	10,018	14,008	10,100

Total revenues	35,623	65,784	146,263	159,805
Costs and expenses:
Production and delivery costs	8,060	8,156	26,188	24,508
Production taxes	2,207	3,083	6,973	7,388
Workover costs	727	4,568	2,167	5,786
Depreciation, depletion and amortization expenses	19,669	17,962	82,395	53,152
General and administrative expenses	3,602	4,815	13,897	13,929

Total operating expense	34,265	38,584	131,620	104,763

Income from operations	1,358	27,200	14,643	55,042
Other income (expenses):
Interest expense, net	(6,210)	(5,437)	(14,986)	(11,785)
Loss from equity investment	—	(2,044)	—	(2,044)
Other, net	9	(30)	226	151

Total other income (expenses)	(6,201)	(7,511)	(14,760)	(13,678)

Income (loss) before taxes	(4,843)	19,689	(117)	41,364
Income tax provision (benefit)	(108)	7,308	1,319	15,104

Net income (loss) including noncontrolling interest	$(4,735)	$12,381	$(1,436)	$26,260

Net income attributable to noncontrolling interest (net of tax)	653	(3)	856	1,476

Net income (loss) attributable to RAAM Global	$(5,388)	$12,384	$(2,292)	$24,784

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

Total revenues. Total revenues for the three months ended September 30, 2012 decreased to $35.6 million from $65.8 million for the three months ended September 30, 2011. Gas revenues (exclusive of derivatives) decreased $11.5 million or 45% due to lower gas prices which declined by 35% from an average price of $5.17 for the three months ended September 30, 2011 to an average gas price of $3.36 for the three months ended September 30, 2012. In addition, gas volumes decreased by 15%. Realized gas revenues (including realized revenues from derivative activities) decreased by $12.7 million or 45% due to lower gas hedged prices resulting in an average realized gas price of $5.59 for the three months ended September 30, 2011 and an average realized gas price of $3.58 for the three months ended September 30, 2012.

Oil revenues (exclusive of derivatives) decreased $0.3 million or 1% due to lower oil volumes of 17,015 barrels or 6%. The average oil price of $107.46 for the three months ended September 30, 2012 increased by 5% over the average oil price of $102.39 for the three months ended September 30, 2011. Oil revenues (including realized revenues from derivative activities) increased by $0.8 million or 3% due to gains realized from our oil derivative activities. Realized gains on oil derivatives, net increased by 161% or $1.2 million from a loss of $0.7 million for the three months ended September 30, 2011 to a gain of $0.4 million for the three months ended September 30, 2012. Average realized oil prices increased by 9% from an average realized price of $99.90 for the three months ended September 30, 2011 to an average realized oil price of $109.06 for the three months ended September 30, 2012.

Unrealized gain or loss on oil and natural gas derivative contracts was a loss of $9.7 million for the three months ended September 30, 2012 as compared to a gain of $8.6 million for the three months ended September 30, 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods.

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

Production taxes. Production taxes were $2.2 million for the three months ended September 30, 2012, and $3.1 million for the comparable period in 2011. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

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

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the three months ended September 30, 2012 increased to $19.7 million from $18.0 million for the three months ended September 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property cost base at September 30, 2012 compared to September 30, 2011.

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

Income tax provision (benefit). For the three months ended September 30, 2012, the Company recorded an income tax benefit of $0.1 million, or an effective rate of 2.2%, as compared to income tax expense of $7.3 million for the three months ended September 30, 2011, or an effective rate of 37.1%. The three months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Item 1 – Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement.

The Income tax provision for the three months ended September 30, 2012 includes a change in estimate related to the expensing of intangible drilling costs due to a voluntary election the Company made upon filing the 2011 tax return in the third quarter. The Company’s effective income tax rate for the three months ended September 30, 2012 and 2011, exclusive of all restatement items, differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

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

Total revenues. Total revenues for the nine months ended September 30, 2012 decreased to $146.3 million from $159.8 million for the nine months ended September 30, 2011. Gas revenues (exclusive of derivatives) decreased $22.6 million or 34% due to lower gas prices which declined by 36% from an average price of $5.15 for the nine months ended September 30, 2011 to an average gas price of $3.29 for the nine months ended September 30, 2012. Realized gas revenues (including realized revenues from derivative activities) were flat for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 mainly due to the monetization of certain gas derivatives during first quarter 2012 which totaled $23.3 million. Average realized gas prices decreased by 3% from an average realized gas price of $6.04 for the nine months ended September 30, 2011 to an average realized gas price of $5.83 for the nine months ended September 30, 2012.

Oil revenues (exclusive of derivatives) increased $5.1 million or 6% due to an increase in oil volumes of 22,632 barrels or 3% and due to higher oil prices. The average oil price of $109.30 for the nine months ended September 30, 2012 increased by 3% over the average oil price of $105.91 for the nine months ended September 30, 2011. Oil revenues (including realized revenues from derivative activities) increased by $6.0 million or 8% due to higher oil prices. Realized losses on oil derivatives, net decreased by 26% or $0.9 million from a loss of $3.6 million for the nine months ended September 30, 2011 to a loss of $2.7 million for the nine months ended September 30, 2012. Average realized oil prices increased by 5% from an average realized oil price of $101.34 for the nine months ended September 30, 2011 to an average realized oil price of $106.00 for the nine months ended September 30, 2012.

Unrealized gain or loss on oil and natural gas derivative contracts was a loss of $17.8 million for the nine months ended September 30, 2012 as compared to a gain of $2.0 million for the nine months ended September 30, 2011. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods.

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

Production taxes. Production taxes were $7.0 million for the nine months ended September 30, 2012, and $7.4 million for the comparable period in 2011. The Company pays production taxes to governmental authorities at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

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

Depreciation, depletion and amortization expenses. Depreciation, depletion and amortization expenses for the nine months ended September 30, 2012 increased to $82.4 million from $53.2 million for the nine months ended September 30, 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property cost base at September 30, 2012 compared to September 30, 2011 and a $24.0 million ceiling test write-down that occurred in second quarter 2012.

General and administrative expenses. General and administrative expenses were flat at $13.9 million for the nine months ended September 30, 2012 and September 30, 2011.

Interest expense, net. Net interest expense increased to $15.0 million for the nine months ended September 30, 2012, from $11.8 million for the nine months ended September 30, 2011 due to higher debt levels, slightly offset by a reduced weighted average interest rate. Debt balances averaged $221.9 million during the nine months ended September 30, 2012 and $184.4 million during the nine months ended September 30, 2011. Interest rates averaged 11.3% and 12.5% during the nine months ended September 30, 2012 and 2011, respectively. Amounts of interest expense capitalized to net oil and gas properties during the period are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision. For the nine months ended September 30, 2012, the Company recorded income tax expense of $1.3 million, or an effective tax rate of -1,125.4%, as compared to income tax expense of $15.1 million, or an effective tax rate of 36.5%, for the nine months ended September 30, 2011. The nine months’ effective tax rates have been impacted by the deferred tax portion of certain non-cash items corrected in the restatement process and the resulting change in pre-tax income (loss) for these periods. Restated effective tax rates for the years ended December 31, 2012 and 2011 as disclosed in the Company’s Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012 are 40.9% and 40.5%, respectively. See Item 1 – Note 12, Restatement of Previously Issued Financial Statements for further information on the restatement.

The Income tax provision for the three and nine months ended September 30, 2012 includes a change in estimate related to the expensing of intangible drilling costs due to a voluntary election the Company made upon filing the 2011 tax return in the third quarter. The Company’s effective income tax rate for the three and nine months ended September 30, 2012 and 2011, exclusive of all restatement items, differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30
	2012	2011
In thousands	(As Restated)	(As Restated)
Net cash provided by operating activities	$99,830	$113,994
Net cash used in investing activities	(149,976)	(155,797)
Net cash provided by financing activities	47,067	47,785

Net (decrease) increase in cash and cash equivalents	$(3,079)	$5,982

Cash flows provided by operating activities

Operating activities provided cash totaling $99.8 million during the nine months ended September 30, 2012 as compared to cash provided by operating activities of $114.0 million during the nine months ended September 30, 2011. The decrease in operating cash flows during the nine months ended September 30, 2012 was primarily due to a reduction in net income and higher payments on accounts payable.

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

Cash flows used in investing activities

Investing activities used cash totaling $150.0 million during the nine months ended September 30, 2012 as compared to cash used in investing activities of $155.8 million during the same period in 2011. Cash used in investing activities during the nine months ended September 30, 2012 decreased as compared to the same period of 2011 primarily because increased drilling activity onshore Texas and the expansion of a production facility in Louisiana state waters was offset by proceeds from asset sales occurring in the first nine months of 2012 which generated $16.2 million, compared to an asset sale in 2011 that generated $2.1 million in proceeds.

Our capital expenditures for drilling, development and acquisition costs during the nine months ended September 30, 2012 and 2011 are summarized in the following table (in thousands):

	Nine Months Ended September 30
	2012	2011
	(As Restated)
Project Area
Federal	$2,035	$4,249
Shallow State Waters	60,363	46,390
Onshore Texas, Louisiana and Mississippi	81,370	60,107
California, Oklahoma and Mid-Continent	21,668	27,179

Total	$165,436	$137,925

Cash flows provided by financing activities

Financing activities provided cash totaling $47.1 million during the nine months ended September 30, 2012. Cash flows provided by financing activities during the first nine months of 2012 consisted primarily of $50 million in borrowings under our revolving credit facility and $7.1 million of borrowings for our insurance premium financing partially offset by payments of $5.3 million on our insurance premium financing and $4.7 million for shareholder dividends. Financing activities provided cash totaling $47.8 million during the nine months ended September 30, 2011. Cash flows provided by financing activities during the first nine months of 2011 consisted primarily of $50 million in proceeds from the issuance of the Additional Notes and $8 million of borrowings for our insurance premium financing partially offset by payments of $5.5 million on our insurance premium financing, $4.5 million in shareholder dividends and $1.5 million in deferred bond costs.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Oil and Gas Derivatives

As part of our risk management program, we utilize derivative contracts to reduce the variability in cash flows associated with a portion of our anticipated oil and gas production to reduce our exposure to fluctuations in oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.

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

(3)	The Company currently does not have any derivative contracts for volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

	NYMEX Contract Price
	Buy Call		Buy Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2012	—	$—	—	$—
2013	13,292	$125.00	13,292	$70.00
2014(1)	15,925	$85.50	—	$—

(1)	The Company currently does not have any derivative contracts for volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

As of September 30, 2012, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Mbtu/Mo	Weighted Average Strike Price
Period
2012(1)	957,000	$3.10
2013	644,950	$3.76
2014	443,767	$3.96
2015	252,475	$4.74

(1)	Average volume is calculated for the remainder of the 2012 year.

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

Amended Revolving Credit Facility

The borrowing base remains $62.5 million of which $50.0 million was drawn at September 30, 2012. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at September 30, 2012. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement regarding the non-timely filing of its financial statements. The Company has received a waiver from its lenders through August 15, 2013 with respect to this violation and anticipates the violation will be cured within this period. Accordingly, no reclassification of the outstanding obligation to current was required. The maturity date is July 1, 2015.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the nine months ended September 30, 2012, our oil sales would increase or decrease by approximately $10.7 million for each $10.00 per barrel change in crude oil prices and our gas sales would increase or decrease by approximately $18.0 million for each $1.00 per MMBtu change in natural gas prices.

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

For a further discussion of our derivative activities, including a list of the commodity derivatives held by the Company, please see “Item 1, Note 3, Fair Value Measurements” and “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” included in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting included in Amendment No. 1 of Form 10-K/A for the fiscal year ended December 31, 2012.

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