Form 10-K/A
period 2012-12-31
RAAM Global Energy Co
filed 2013-07-24
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on March 27, 2013 (the “Original Filing”). As disclosed in a Current Report on Form 8-K filed with the SEC on May 20, 2013, the Audit Committee of the Board of Directors concluded on May 15, 2013 that the Company would restate its consolidated financial statements included in the Company’s Original Filing and interim financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The restated consolidated financial statements correct certain non-cash errors in such financial statements associated with the measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, the accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, and to reverse the recognition of a gain on an unevaluated property sale which was not subject to amortization, which also impacted the measurement of subsequent periods’ depletion expenses. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

The Company also corrected a classification error for production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations. The Company also corrected an error in regard to capitalized interest in 2011 and 2012. Additionally, the Company has corrected errors in the presentation of the Company’s condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X to appropriately reflect equity method accounting between the parent, subsidiary guarantors and non-guarantor subsidiaries.

These error corrections resulted in no material changes to the Company’s previously reported cash flow from operating activities. As a result of the foregoing, we are restating herein our consolidated balance sheets as of December 31, 2012 and 2011; our consolidated statements of operations, shareholders’ equity, and cash flows for the years ending December 31, 2012, 2011 and 2010; and selected financial statement data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the following items have been amended and restated in their entirety:

•	Part I, Item 1. Business

•	Part I, Item 1A. Risk Factors

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

The Company has also determined that certain control deficiencies related to the Company’s internal controls over financial reporting which gave rise to these errors constituted material weaknesses. As a result, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed as of the date of the Form 10-K/A. Accordingly, Item 15 of Part IV has also been amended and restated. The Company is currently in the process of remedying these control deficiencies to ensure the correct accounting for these significant classes of transactions in the future.

The Company has not modified or updated disclosures presented in the Original Filing, except to reflect the effects of the restatement of the Company’s consolidated financial statements, as described above. Accordingly, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to the “Form 10-K/A” herein shall refer to the Form 10-K as amended by this Amendment No. 1 to the Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

At December 31, 2012, we had estimated total proved oil and natural gas reserves of 25.0 MMBoe (59% oil). For 2012, our net daily production averaged 11,399 Boepd, which generated revenue of $203.8 million.

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

Resource Plays

Oklahoma. Our leasehold position in the shallow oil Mississippi Chat and Mississippi Lime formation of Oklahoma encompassed approximately 66,522 net acres with proved reserves of 3,077 MBoe at December 31, 2012 and average net daily production for the year ended December 31, 2012 of 109 Boepd from 39 producing wells. In November 2011, we entered into an agreement whereby we divided the original Osage Tribe concession consisting of 74,580 gross concession acres. Under the agreement, the producing acreage consisting of 2,240 gross acres (1,520 net acres) remained under the original 50/50 ownership and we remained as non-operator. The remaining concession was divided into two parcels. We took 100% ownership of the Eastern parcel of the concession consisting of 37,290 gross concession acres (32,480 net concession acres), and we were named as operator. The western parcel is now owned and operated 100% by our Joint Venture Partner. In June 2011, we acquired a 40% interest in another Osage Tribe concession consisting of 69,280 gross concession acres (27,712 net concession acres). This acreage position lies directly east and adjacent to the Eastern Parcel of the original concession which we now own and operate 100%. We believe the proximity of the two concessions will allow for a more efficient development of the acreage.

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

Our Operations

Proved Reserves

The following tables set forth our estimated proved crude oil and natural gas reserves and percent of total proved reserves that are proved developed as of December 31, 2012 by reserve category and region. Netherland, Sewell & Associates, Inc., independent petroleum engineers, evaluated properties representing approximately 58% of our proved reserves, and H.J. Gruy and Associates, Inc., independent petroleum engineers, evaluated properties representing approximately 33% of our proved reserves and Cawley, Gillespie & Associates, Inc., independent petroleum engineers, evaluated the remaining properties representing approximately 9% of our proved reserves at December 31, 2012. Our estimated proved reserves at December 31, 2012 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January 2012 through December 2012, without giving effect to derivative transactions, and were held constant throughout the life of the properties. These prices were $91.21 per Bbl for crude oil and oil equivalents and $2.76 per MMBtu for natural gas. These prices are adjusted for energy content, transportation fees, and regional price differentials resulting in weighted adjusted product prices for the proved reserves over the remaining lives of the properties of $94.04 per Bbl for crude oil and oil equivalents and $3.01 per MMBtu of gas.

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

	Year Ended December 31,
	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
Net production volumes:
Oil (Bbl)	1,103,653	1,050,092	1,065,784
Natural gas (Boe)	3,068,547	2,938,407	2,695,394
Oil equivalents (Boe)	4,172,200	3,988,499	3,761,178
Average sales price per unit:(1)
Oil (Bbl)	$108.28	$108.30	$77.99
Natural gas (Mcf)	$3.45	$4.94	$4.91
Oil equivalents (Boe)	$43.87	$50.34	$43.19
Costs and expenses per Boe:
Lease operating expenses	$8.52	$8.61	$8.39
Depreciation, depletion and amortization	$28.29	$17.99	$17.90
General and administrative expenses	$5.18	$7.03	$4.42

(1)	Average prices presented do not give effect to our derivative transactions. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Oil and Gas Derivatives” for a discussion of our derivative activities.

Net production volumes for the year ended December 31, 2012 were 4,172 MBoe, a 5% increase from net production of 3,988 MBoe for 2011. Our net production volumes increased 184 MBoe over 2011 net production volumes mainly due to the successful drilling and completion of onshore wells in Texas and onshore wells in California. Our average oil sales prices, without the effect of realized derivatives, decreased $.02 per Bbl to $108.28 per Bbl for the year ended December 31, 2012 from $108.30 per Bbl for the year ended December 31, 2011. Giving effect to our derivative transactions in both periods, our oil prices increased $2.47 per Bbl to $105.91 per Bbl for the year ended December 31, 2012 from $103.44 per Bbl for the year ended December 31, 2011. Our average gas sales prices, without the effect of realized derivatives, decreased $1.49 per mcf to $3.45 per Mcf for the year ended December 31, 2012 from $4.94 per Mcf for the year ended December 31, 2011. Giving effect to our derivative transactions in both periods, our gas prices decreased $.46 per Mcf to $5.27 for the year ended December 31, 2012 from $5.73 per Mcf for the year ended December 31, 2011. Our lease operating expenses decreased $0.09 per Boe, or 1.0%, to $8.52 per Boe for the year ended December 31, 2012 from $8.61 per Boe for the year ended December 31, 2011 mainly due to new onshore production.

Net production volumes for the year ended December 31, 2011 were 3,988 MBoe, an 6% increase from net production of 3,761 MBoe for 2010. Our net production volumes increased 227 MBoe over 2010 net production volumes mainly due to successful drilling and completion of onshore wells in Texas and offshore wells in Louisiana. Our average oil sales prices, without the effect of realized derivatives, increased $30.31 per Bbl to $108.30 per Bbl for the year ended December 31, 2011 from $77.99 per Bbl for the year ended December 31, 2010. Giving effect to our derivative transactions in both periods, our oil prices increased $25.06 per Bbl to $103.44 per Bbl for the year ended December 31, 2011 from $78.38 per Bbl for the year ended December 31, 2010. Our average gas sales prices, without the effect of realized derivatives, increased $.03 per mcf to $4.94 per Mcf for the year ended December 31, 2011 from $4.91 per Mcf for the year ended December 31, 2010. Giving effect to our derivative transactions in both periods, our gas prices decreased $1.69 per Mcf to $5.73 for the year ended December 31, 2011 from $7.42 per Mcf for the year ended December 31, 2010. Our lease operating expenses increased $0.22 per Boe, or 2.6%, to $8.61 per Boe for the year ended December 31, 2011 from $8.39 per Boe for the year ended December 31, 2010 mainly due to new offshore production.

The following table sets forth information regarding our average net daily production for the years ended December 31, 2012 and 2011:

	Average Net Daily Production for the Year Ended December, 2012			Average Net Daily Production for the Year Ended December, 2011
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore
Federal waters(1)	555	4,968	1,383	760	7,611	2,029
State waters(2)	1,047	21,784	4,678	1,088	20,314	4,473
Onshore
Texas, Louisiana and Mississippi(3)	1,111	23,125	4,965	958	20,369	4,353
Resource Plays
Oklahoma and California	302	427	373	71	9	72
Total	3,015	50,304	11,399	2,877	48,303	10,927

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Productive Wells

The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2012:

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	11.0	8.3	3.0	2.7	14.0	11.0
State waters (2)	5.0	3.1	9.0	7.7	14.0	10.8
Onshore
Texas and Louisiana(3)	3.0	1.9	15.0	10.0	18.0	11.9
Resource Plays
Oklahoma and California	41.0	20.3	—	—	41.0	20.3
Total	60.0	33.6	27.0	20.4	87.0	54.0

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

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

In addition to the NTLs discussed previously, the DOI, through its bureaus, issued an NTL, effective October 15, 2010, that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease in the U.S. Gulf of Mexico. Historically, many oil and natural gas producers in the Gulf of Mexico have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The recently issued NTL sets forth new standards that trigger decommissioning timing requirements; any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years’ time. Plugging or abandonment of wells may be delayed by two years if all of such well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. Moreover, the implementation of this NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related asset retirement obligations.

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

We periodically enter into derivative transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations. Any substantial or extended decrease in crude oil and natural gas prices would render uneconomic a significant portion of our exploration, development and exploitation projects. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in crude oil or natural gas prices or demand for crude or natural gas may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

We depend to a large extent on the services of certain key management personnel, including Howard A. Settle, our President, Chief Executive Officer, and Chairman of the Board of Directors, Jonathan B. Rudney, Co-Founder and a member of our Board of Directors, Jeff T. Craycraft, our Treasurer and Chief Financial Officer, and Elizabeth A. Barr, our Vice President of Administration. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and derivative strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success is dependent on our ability to continue to employ and retain skilled technical personnel. Competition for such professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Lower oil and natural gas prices may cause us to record ceiling test write-downs.

We use the full-cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any quarterly period we determine that the net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write down.” This charge does not impact cash flow from operating activities, but does reduce our stockholders’ equity. For example, during 2012, the Company had a write down of approximately $37 million to capitalized oil and natural gas properties primarily as a result of lower natural gas and crude oil pricing assumptions, lower than anticipated success rate on drilling and higher than expected capital expenditures incurred. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

Our derivative activities could result in financial losses or could reduce our net income.

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have and may continue to enter into derivative transactions for a significant portion of our oil and natural gas production. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our derivative obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Our ability to use derivative transactions to protect us from future oil and natural gas price declines will be dependent upon oil and natural gas prices at the time we enter into future derivative transactions and our future levels of derivatives, and as a result our future net cash flows may be more sensitive to commodity price changes.

Our policy has been to utilize derivative transactions to reduce the variability in cash flows associated with a significant portion of our near–term estimated oil and natural gas production. However, our price derivative strategy and future derivative transactions will be determined at our discretion. We are not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodities prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price derivative strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our derivative strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the prior few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Oil and Gas Derivatives” of this annual report for additional information on our oil and natural gas derivative contracts.

Our derivative transactions expose us to counterparty credit risk.

Our derivative transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

During periods of falling commodity prices, such as late 2008, our derivative receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA that, among other things, establish PSD provisions and Title V operating permit reviews of certain large stationary sources that are potential major sources of greenhouse gas emissions. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, onshore and offshore oil and natural gas production facilities, on an annual basis, which includes certain of our oil and natural gas operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We recently utilized hydraulic fracturing in the completion and development of one of our horizontal wells, and we have used hydraulic fracturing in the completion of four vertical wells in the Texas Yegua Trend. We intend to use the process for certain of our future wells. The process is typically regulated by state oil and gas commissions or other similar state agencies but the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the indenture governing the Senior Notes and our Amended Revolving Credit Facility, it could lead to an event of default and the consequent acceleration of our obligation to repay outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Amended Revolving Credit Facility” and “—12.50% Senior Secured Notes due 2015” of this annual report for additional information on our covenants and other restrictions.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, “Controls and Procedures,” management identified material weaknesses in our internal control over financial reporting as of December 31, 2012. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. We have developed a remediation plan that is designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again, which could lead to substantial additional costs. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting.

PART II

Item 6. Selected Financial Data

The following table presents our summary consolidated historical financial data for the periods and as of the dates indicated. The statement of operations and balance sheet data for the five years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our consolidated financial statements. For further information that will help you better understand the summary data, you should read this financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and other financial information included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected for any future periods.

	2012	2011	2010	2009	2008
	In thousands
	As Restated	As Restated	As Restated	As Restated	As Restated
				Unaudited	Unaudited
Statement of Operations Data:
Revenues
Gas sales	$63,535	$87,064	$79,331	$75,312	$137,527
Oil sales	119,504	113,722	83,122	65,709	84,847
Realized and unrealized gains on derivatives, net	20,769	13,650	17,417	44,420	85,956
Insurance proceeds	—	—	—	20,207	2,660

Total revenues	203,808	214,436	179,870	205,648	310,990
Costs and expenses:
Production and delivery costs	35,529	34,326	31,569	25,831	19,188
Production taxes	9,314	10,259	5,732	5,894	9,556
Workover costs	2,772	7,730	10,470	8,439	11,444
Depreciation, depletion and amortization	118,041	71,763	67,312	66,285	83,835
General and administrative expenses	20,780	28,861	16,731	20,573	10,418

Total operating expenses	186,436	152,939	131,814	127,022	134,441

Income from operations	17,372	61,497	48,056	78,626	176,549
Other income (expenses):
Interest income	78	244	276	363	762
Interest expense	(21,315)	(17,198)	(9,057)	(4,349)	(2,488)
Income (loss) on equity investment	—	(2,044)	(5,156)	492	(7,561)
Loss on sale or disposal of inventory	(954)	(20)	(1,463)	(1,257)	—
Other income (expense), net	431	204	434	861	469

Total other income (expenses)	(21,760)	(18,814)	(14,966)	(3,890)	(8,818)

Income (loss) before taxes	(4,388)	42,683	33,090	74,736	167,731
Income tax provision (benefit)	(1,796)	17,295	5,794	33,580	60,903

Net income (loss) including noncontrolling interest	(2,592)	25,388	27,296	41,156	106,828
Net income attributable to noncontrolling interest	1,314	1,524	1,682	715	1,442

Net income (loss) attributable to RAAM Global	$(3,906)	$23,864	$25,614	$40,441	$105,386

Statement of Cash Flows Data:
Capital expenditures	$180,500	$228,178	$86,936	$137,794	$193,350
Cash flow provided by (used in):
Operating activities	128,278	172,928	114,209	185,505	122,401
Investing activities	(155,007)	(246,034)	(87,838)	(142,334)	(191,522)
Financing activities	43,657	43,817	25,773	(22,335)	45,302
Balance Sheet Data (at period end):
Cash and cash equivalents	$68,671	$51,743	$81,032	$28,888	$10,052
Oil and gas properties, net	654,268	615,907	461,363	452,683	334,388
Total assets	779,454	744,552	621,698	575,618	570,159
Total debt, including current portion	254,541	204,634	152,653	114,122	128,960
Total shareholders’ equity	293,549	302,391	295,201	270,885	226,355

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

Prices for oil and gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and gas activities, commodity prices have experienced significant fluctuations. Our quarterly and annual average net realized oil and natural gas prices are shown in the tables below.

	2012
	2012	Q1		Q2	Q3	Q4
Oil:
Average realized price before derivatives ($/Bbl)(1)	$108.28	$110.11		$110.41	$107.46	$105.55
Average realized price after derivatives ($/Bbl)	$105.91	$99.28		$109.19	$109.06	$105.69
Average price differentials(2)	$13.08	$12.62		$12.27	$14.19	$13.25
Natural Gas:
Average realized price before derivatives ($/Mcf)(1)	$3.45	$3.48		$3.02	$3.36	$3.90
Average realized price after derivatives ($/Mcf)	$5.27	$9.83	(3)	$3.83	$3.58	$3.70
Average price differentials(2)	$0.23	$0.22		$0.36	$0.16	$0.17

	2011
	2011	Q1	Q2	Q3	Q4
Oil:
Average realized price before derivatives ($/Bbl)(1)	$108.30	$102.10	$113.19	$102.39	$115.21
Average realized price after derivatives ($/Bbl)	$103.44	$98.02	$105.84	$99.90	$109.55
Average price differentials(2)	$14.06	$7.89	$9.78	$14.62	$23.94
Natural Gas:
Average realized price before derivatives ($/Mcf)(1)	$4.94	$4.76	$5.49	$5.17	$4.34
Average realized price after derivatives ($/Mcf)	$5.73	$6.49	$6.18	$5.59	$4.84
Average price differentials(2)	$0.15	$0.15	$0.23	$0.19	$0.01

(1)	Realized oil and natural gas prices do not include the effect of realized derivative contract settlements.

(2)	Price differential compares realized oil and natural gas prices, without giving effect to realized derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

(3)	The first quarter of 2012 includes monetization of gas derivatives totaling $23.3 million.

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

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to derivative contracts and other price protection contracts, and we intend to enter into such transactions in the future to reduce the effect of oil and natural gas price volatility on our cash flows. If the global economic instability continues, commodity prices may be depressed for an extended period of time, which could alter our development plans and adversely affect our growth strategy and our ability to access additional funding in the capital markets.

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

Our capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. There was a $37.0 million “ceiling test” write down in 2012. There were no write downs resulting from the “ceiling test” in 2011 or 2010.

Recent Developments

During the month of March 2013, the Company received multiple offers from unrelated third parties to participate as promoted working interest partners in our drilling program in Breton Sound in the state waters of Louisiana. The Company is evaluating these offers and if any of these offers to participate are deemed acceptable, then the capital cost to the Company associated with the Breton Sound drilling program will be reduced accordingly.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA. The following table contains financial and operational data for each of the three years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	As Restated	As Restated	As Restated
Average daily production:
Oil (Bbl per day)	3,015	2,877	2,920
Natural gas (Mcf per day)	50,304	48,303	44,308
Oil equivalents (Boe per day)	11,399	10,927	10,305
Average prices:(1)
Oil ($/Bbl)	$108.28	$108.30	$77.99
Natural gas ($/Mcf)	$3.45	$4.94	$4.91
Oil equivalents ($/Boe)	$43.87	$50.34	$43.19
Production expense ($/Boe)	$8.52	$8.61	$8.39
General and administrative expense ($/Boe)	$5.18	$7.03	$4.42
Net income (loss) attributable to RAAM Global (in thousands)	$(3,906)	$23,864	$25,614
Adjusted EBITDA(2) (in thousands)	$143,731	$125,305	$131,448

(1)	Average prices presented do not give effect to our derivative contracts. Please see “— Oil and Gas Derivatives” for a discussion of our derivative activities.
(2)	Adjusted EBITDA as used herein represents net income before unrealized gains (losses) on derivatives, interest expense, income taxes, and depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
	(dollars in thousands)
Net income (loss) attributable to RAAM Global	$(3,906)	$23,864	$25,614
Unrealized (gains) losses on derivatives	10,077	(4,815)	23,670
Interest expense	21,315	17,198	9,057
Depreciation, depletion and amortization	118,041	71,763	67,313
Income taxes	(1,796)	17,295	5,794

Adjusted EBITDA	$143,731	$125,305	$131,448

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized gains on derivatives, net in our consolidated statement of operations for the periods indicated. See Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities for more information on our derivatives.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
	(As Restated)	(As Restated)	(As Restated)
Realized gains (losses) on derivatives, net:
Oil	$(2,611)	$(5,095)	$417
Natural gas	33,457	13,930	40,670

Realized gains on derivatives, net	30,846	8,835	41,087
Unrealized gains (losses) on derivatives, net	(10,077)	4,815	(23,670)

Realized and unrealized gains on derivatives, net	$20,769	$13,650	$17,417

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
	(As Restated)	(As Restated)	(As Restated)
Oil sales	$119,504	$113,722	$83,122
Realized gains (losses) on oil derivatives, net	(2,611)	(5,095)	417

Total realized revenues from oil sales	$116,893	$108,627	$83,539

Gas sales	$63,535	$87,064	$79,331
Realized gains on gas derivatives, net	33,457	13,930	40,670

Total realized revenues from gas sales	$96,992	$100,994	$120,001

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

The table below shows the average realized price per unit from operations including the effects of commodity derivative instruments realized for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
Oil:
Average sales price ($/Bbl)	$108.28	$108.30	$77.99
Effects of commodity derivatives ($/Bbl)	(2.37)	(4.86)	0.39

Average realized Price ($/Bbl)	$105.91	$103.44	$78.38

Natural Gas:
Average sales price ($/Mcf)	$3.45	$4.94	$4.91
Effects of commodity derivatives ($/Mcf)	1.82	0.79	2.51

Average realized Price ($/Mcf)	$5.27	$5.73	$7.42

Totals:
Average sales price ($/Boe)	$43.87	$50.34	$43.19
Effects of commodity derivatives ($/Boe)	7.39	2.22	10.93

Average realized Price ($/Boe)	$51.26	$52.56	$54.12

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

Production taxes. Production taxes are severance taxes levied by state governments on oil and gas production based on the value and/or quantity of production. The taxes are calculated using varying specified rates for certain geographic areas in which the Company’s producing wells are located.

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

Income tax provision. The asset and liability method prescribed by the Financial Accounting Standards Board’s guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. Our income tax provision consists of both (a) current federal, state, and local income tax expenses and (b) deferred federal, state, and local income tax expenses.

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
	(dollars in thousands)
Revenues:
Gas sales	$63,535	$87,064	$79,331
Oil sales	119,504	113,722	83,122
Realized and unrealized gain on derivatives, net	20,769	13,650	17,417

Total revenues	203,808	214,436	179,870
Costs and expenses:
Production and delivery costs	35,529	34,326	31,569
Production taxes	9,314	10,259	5,732
Workover costs	2,772	7,730	10,470
Depreciation, depletion and amortization	118,041	71,763	67,312
General and administrative expenses	20,780	28,861	16,731

Total operating expense	186,436	152,939	131,814

Income from operations	17,372	61,497	48,056
Other income (expenses):
Interest expense, net	(21,237)	(16,954)	(8,781)
Loss from equity investment	—	(2,044)	(5,156)
Loss on sale or disposal of inventory	(954)	(20)	(1,463)
Other income (expense), net	431	204	434

Total other income (expenses)	(21,760)	(18,814)	(14,966)

Income (loss) before taxes	(4,388)	42,683	33,090
Income tax provision (benefit)	(1,796)	17,295	5,794

Net income (loss) including noncontrolling interest	(2,592)	25,388	27,296
Net income attributable to noncontrolling interest	1,314	1,524	1,682

Net income (loss) attributable to RAAM Global	$(3,906)	$23,864	$25,614

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

Total revenues. Total revenues for the year ended December 31, 2012 decreased to $203.8 million from $214.4 million for the year ended December 31, 2011. Gas revenues (exclusive of derivatives) decreased by $23.5 million or 27% due to lower gas prices which declined by 30% from an average price of $4.94 for the year ended December 31, 2011 to an average gas price of $3.45 for the year ended December 31, 2012. Realized gas revenues (including realized revenues from derivative activities) decreased by $4.0 million or 4% due to lower gas prices which declined by 8% from an average price of $5.73 for the year ended December 31, 2011 to an average gas price of $5.27 for the year ended December 31, 2012. Realized gains on gas derivatives, net increased by $19.5 million or 140% due mainly to the monetization of gas derivatives of $23.3 million during the year ended December 31, 2012.

Oil revenues (exclusive of derivatives) increased by $5.8 million or 5% due to an increase in oil volumes of 53,561 barrels or 5%. The average oil price of $108.28 for the year ended December 31, 2012 was approximately the same as the $108.30 price for the year ended December 31, 2011. Realized oil revenues (including realized revenues from derivative activities) increased by $8.3 million or 8% due to higher oil prices which increased by 2% from an average oil price of $103.44 for the year ended December 31, 2011 to $105.91 for the year ended December 31, 2012. Realized losses on oil derivatives, net decreased by 49% or $2.5 million from a loss of $5.1 million for the year ended December 31, 2011 to a loss of $2.6 million for the year ended December 31, 2012.

Unrealized gain or loss on derivatives was a loss of $10.1 million for the year ended December 31, 2012 as compared to a gain of $4.8 million for the year ended December 31, 2011. The significant fluctuation from year to year is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

During 2012, the Company realized a net decline in average prices realized from the sale of oil and natural gas of $1.30 per barrel resulting in an average sales price of $51.26 per Boe as of December 31, 2012 compared to an average sales price of $52.56 per Boe as of December 31, 2011. This decline was mainly due to the lower gas prices.

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

Production taxes. Production taxes for 2012 decreased to $9.3 million from $10.3 million in 2011. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in realized oil and gas revenues between periods.

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2012 increased to $118.0 million from $71.8 million in 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property base at December 31, 2012 as compared to December 31, 2011 and a “ceiling test” write down of $37.0 million during 2012.

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

Interest expense, net. Net interest expense increased to $21.2 million in 2012 up from $17.0 million in 2011 due to higher debt levels, slightly offset by a reduced weighted average interest rate. Debt balances averaged $228.9 million during 2012 and $173.2 million during 2011. Interest rates averaged 11.1% during 2012 and 12.5% during 2011. Amounts of interest expense capitalized to net oil and gas properties during 2012 and 2011 are discussed in “Item 8, Note 2, Significant Accounting Policies.”

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

Income tax provision. For 2012, the Company recorded an income tax benefit of $1.8 million as compared to an income tax provision of $17.3 million for 2011. Income tax (benefit) provision recognized was based on effective tax rates of 40.9% for 2012 and 40.5% for 2011. Our effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and tax percentage depletion in excess of cost basis.

During 2012, the Company filed a refund claim with the IRS to carryback the net operating loss (“NOL”) generated in 2011 to the 2009 tax year. The NOL carryback lowered federal taxable income in 2009, and therefore also lowered the amount of the Section 199 deduction allowed for that year. The decrease in the 2009 Section 199 deduction decreased the amount of the income tax refund by $1.4 million. The tax effect of the decreased Section 199 deduction combined with the net state income tax benefit from the change in estimated 2011 taxable income caused a 20.6% decrease to the Company’s 2012 effective tax rate as compared to 2011.

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

Total revenues. Total revenues for the year ended December 31, 2011 increased to $214.4 million from $179.9 million for the year ended December 31, 2010. Gas revenues (exclusive of derivatives) increased $7.7 million or 10% due to increased gas volumes. Gas prices were relatively flat and increased by 1% from an average price of $4.91 for the year ended December 31, 2010 to an average gas price of $4.94 for the year ended December 31, 2011. Realized gas revenues (including realized revenues from derivative activities) decreased by $19 million or 16% due to lower gas prices which declined by 23% from an average price of $7.42 for the year ended December 31, 2010 to an average gas price of $5.73 for the year ended December 31, 2011. Realized gains on gas derivatives, net decreased by $26.7 million or 66% due to lower hedged prices.

Oil revenues (exclusive of derivatives) increased $30.6 million or 37% due to an increase in oil prices. The average oil price increased by $30.31 or 39% from an average price of $77.99 for the year ended December 31, 2010 to an average oil price of $108.30 for the year ended December 31, 2011. Oil revenues (including realized revenues from derivative activities) increased by $25.1 million or 30%. The average oil price including realized derivatives increased by $25.06 or 32% from an average price of $78.38 for the year ended December 31, 2010 to an average price of $103.44 for the year ended December 31, 2011.

Unrealized gain or loss on oil and natural gas derivative contracts was a gain of $4.8 million for the year ended December 31, 2011 as compared to a loss of $23.7 million for the year ended December 31, 2010. The significant fluctuation from year to year is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

During 2011, the Company realized a net decline in average prices realized from the sale of oil and natural gas of $1.56 per barrel resulting in an average sales price of $52.56 per Boe as of December 31, 2011 compared to an average sales price of $54.12 per Boe as of December 31, 2010. The decline was a result of lower hedged gas and oil prices during 2011.

Operating Costs and Expenses

Production and delivery costs. Our production and delivery costs for 2011 increased to $34.3 million, or $8.61 per Boe, from $31.6 million in 2010, or $8.39 per Boe. The increase in production and delivery costs was primarily attributable to more repair and maintenance costs and enhanced regulatory and compliance efforts required on our platforms.

Production taxes. Production taxes for 2011 increased to $10.3 million from $5.7 million in 2010. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The increase in production taxes is due to the increase in realized oil and gas revenues between periods.

Workover costs. Our workover costs for 2011 decreased to $7.7 million, or $1.94 per Boe, from $10.5 million in 2010, or $2.78 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs, the Company performed less workovers during 2011 than were necessary during 2010.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2011 increased to $71.8 million from $67.3 million in 2010. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property base at December 31, 2011 as compared to December 31, 2010.

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

Interest expense, net. Net interest expense increased to $17.0 million in 2011 up from $8.8 million in 2010 due to an increase in our average interest rate resulting from the initial issuance of the 2015 Senior Secured Notes in September 2010 and the issuance of additional 2015 Senior Secured Notes in July 2011. Debt balances averaged $173.2 million during 2011 and $118.4 million during 2010. Interest rates averaged 12.5% during 2011 and 5.9% during 2010.

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

Income tax provision. For 2011, the Company recorded income tax expense of $17.3 million as compared to income tax expense of $5.8 million for 2010. Income tax provision recognized was based on effective tax rates of 40.5% for 2011 and 17.5% for 2010. Our effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and percentage depletion in excess of cost basis. The Company’s state and local income tax rate in 2011 increased from 2010 as a result of having a higher 2011 apportionment of its taxable income in two states with higher statutory tax rates where the Company performed the majority of its income-producing and capital expenditure activities.

During 2011, the Company discovered that its accumulated depletion was not properly allocated on a jurisdictional (i.e., state by state) basis. Such allocation is necessary due to the variation in state tax rates and the Company’s significant deferred income tax liabilities associated with accumulated depletion. As a result, an adjustment to increase the Company’s deferred income tax expense and deferred income tax liabilities of approximately $2.5 million was recorded in 2011 related to prior periods as a correction of an error. The Company has assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2011, to trends for those periods affected, or to a fair presentation of the Company’s consolidated financial statements for those periods. Accordingly, results for individual prior periods have not been restated. Instead, the Company increased income tax expense and deferred income tax liabilities by $2.5 million to correct this error in the fourth quarter of 2011.

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

The 2015 Senior Secured Notes will mature on October 1, 2015, and interest is payable on the 2015 Senior Secured Notes on each April 1 and October 1. We have the option to redeem all or a portion of the 2015 Senior Secured Notes at any time on or after April 1, 2015 at the redemption price specified in the 2015 Senior Secured Notes Indenture plus accrued and unpaid interest. We may also redeem the 2015 Senior Secured Notes, in whole or in part, at a “make-whole” redemption price specified in the 2015 Senior Secured Notes Indenture, plus accrued and unpaid interest, at any time prior to October 1, 2014. In addition, we may redeem up to 35% of the 2015 Senior Secured Notes prior to October 1, 2014 under certain circumstances with the net cash proceeds from certain equity offerings at a price equal to 112.50% of the principal amount. The 2015 Senior Secured Notes Indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants as of December 31, 2012. As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the 2015 Senior Secured Notes Indenture regarding the non-timely filing of its consolidated financial statements. The 2015 Senior Secured Notes Indenture includes customary grace and cure periods of 120 days, and it is probable that the violation will be cured within this period, thus preventing the obligation from becoming callable. Accordingly, no reclassification of the outstanding 2015 Senior Secured Notes to current was required. The 2015 Senior Secured Notes are not subject to any sinking fund requirements. The 2015 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of our existing and future domestic subsidiaries.

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	(dollars in thousands)
	2012	2011	2010
	As Restated	As Restated
Net cash provided by operating activities	$128,278	$172,928	$114,209
Net cash used in investing activities	(155,007)	(246,034)	(87,838)
Net cash provided by financing activities	43,657	43,817	25,773

Net increase (decrease) in cash and equivalents	$16,928	$(29,289)	$52,144

Cash Flows Provided by Operating Activities

Cash provided from operating activities was $128.3 million during 2012 as compared to cash provided by operating activities of $172.9 million during 2011. The decrease in operating cash flows during 2012 was principally attributable to the timing of payments on accounts payable and a lower level of revenues payable outstanding at year-end 2012 as compared to year-end 2011.

Cash provided from operating activities was $172.9 million during 2011 as compared to cash provided by operating activities of $114.2 million during 2010. The increase in operating cash flows during 2011 was principally attributable to the timing of payments on accounts payable and collection of receivables during 2011.

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

Cash Flows Used in Investing Activities

Investing activities used cash totaling $155.0 million during 2012 as compared to cash used in investing of $246.0 million during 2011. Cash used in investing activities decreased in 2012 as compared to 2011 primarily because of decreased drilling in Louisiana state waters and federal waters combined with increased drilling in less expensive onshore areas including Texas and California. Onshore drilling costs are lower than Gulf of Mexico drilling costs due to dissimilarities in the complexity of the well formations in the different geographic locations. During 2012, $180.5 million of capital expenditures was offset by $26.4 million of proceeds from property sales.

Investing activities used cash totaling $246.0 million during 2011 as compared to cash used in investing of $87.8 million during 2010. Cash used in investing activities increased in 2011 as compared to 2010 primarily because of increased drilling in Louisiana state waters and the implementation of active drilling programs onshore Texas and in Oklahoma.

Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

	Year Ended December 31,
	(dollars in thousands)
	2012	2011	2010
	As Restated	As Restated
Project Area
Federal	$3,193	$5,726	$10,305
Shallow State Waters	64,510	88,543	14,561
Onshore Texas, Louisiana and Mississippi	84,684	91,274	39,719
Oklahoma, California and Mid-Continent	28,113	42,635	22,351

Total	$180,500	$228,178	$86,936

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

As of December 31, 2012, we had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Swaps
Period	Volume in Bbls/Mo	Weighted Average Fixed Price
2013	38,494	$90.55
2014 (1)	17,433	$85.55

	NYMEX Contract Price
	Sell Call		Buy Call
Period	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Strike Price
2013	13,292	$109.10	—	—
2014 (1)	15,925	$95.00	15,925	$85.50

	NYMEX Contract Price
	Sell Put		Buy Put
Period	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Strike Price
2013	21,292	$70.00	13,292	$70.00
2014 (1)	15,925	$63.60	—	—

(1)	The Company currently does not have any derivative transactions via swaps or options for volumes in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

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

As of December 31, 2012, we had entered into the following natural gas derivative instruments:

	Total Swaps
Period	Volume in MBtu/Mo	Weighted Average Fixed Price
2013	873,469	$3.79
2014	443,767	$3.96
2015	252,475	$4.74

Please see “Notes to Consolidated Financial Statements–Note 6 Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report for additional discussion regarding the accounting applicable to our derivative program.

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

Oil and Natural Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $4.9 million, $5.2 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized interest of $6.8 million, $7.0 million and $0.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to significant properties not subject to amortization.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $81.3 million and $111.6 million at December 31, 2012 and December 31, 2011, respectively. The Company believes that the unevaluated properties at December 31, 2012 will be substantially evaluated during 2013, 2014 and 2015, and the costs will begin to be amortized at that time.

Each quarter, we review the carrying value of our capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, current prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period. These prices are used except where different prices are fixed and determinable through contractual arrangements. The Company recorded a $37 million non-cash write down of the carrying value of its proved oil and natural gas properties during the year ended December 31, 2012, as a result of “ceiling test” limitations. There were no write downs resulting from the “ceiling test” for the years ended December 31, 2011 and 2010. Future evaluation of unevaluated properties, oil and gas sales prices and changes in proved reserve estimates will affect the results of future ceiling tests.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. See “Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid in each reporting period.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU Number 2011-05, amending Topic 220 – Comprehensive Income, which the Company adopted on January 1, 2012. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU Number 2011-12, which defers the effective date of amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU Number 2011-05. This ASU supersedes certain pending paragraphs in ASU Number 2011-05.

In February 2013, the FASB issued ASU Number 2013-02, amending Topic 220 – Comprehensive Income. ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 will be required in interim reporting periods and are effective prospectively for the Company in the first quarter of 2013. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the year ended December 31, 2012, our oil sales would increase or decrease by approximately $11.0 million for each $10.00 per barrel change in crude oil prices and our gas sales would increase or decrease by approximately $18.4 million for each $1.00 per MMBtu change in natural gas prices.

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

At December 31, 2012, $1.5 million represented the fair value of the commodity derivatives. This $1.5 million was made up of approximately $3.7 million in assets, which were recorded in both current and long term assets and $2.2 million in liabilities recorded in current and long-term liabilities. At December 31, 2011, $11.6 million represented the fair value of the commodity derivatives. This $11.6 million was made up of approximately $15.9 million in assets, which were recorded in both current and long term assets and approximately $4.3 million in liabilities recorded in long-term liabilities. A 10% increase in prices used at December 31, 2012 would have reduced the asset fair value by $10.1 million and a 10% decrease in prices would have increased the asset fair value by $10.1 million.

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

As of December 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013, and 2014:

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

For a further discussion of our derivative activities, please see “Notes to Consolidated Financial Statements — Note 3 Fair Value Measurements” and “Note 6 Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report.

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

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. See “Notes to Consolidated Financial Statements —Note 6 Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RAAM Global Energy Company

We have audited the accompanying consolidated balance sheets of RAAM Global Energy Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 18 to the consolidated financial statements, the 2012, 2011 and 2010 consolidated financial statements have been restated to correct for certain errors.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 27, 2013, except for the effects of the items described in Note 18, as to which the date is

July 24, 2013

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31, 2012	December 31, 2011
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$68,671	$51,743
Accounts receivable, net of $185 and $1,005 allowance for doubtful accounts in 2012 and 2011, respectively	4,598	5,642
Revenues receivable	28,527	31,532
Income taxes receivable	1,438	2,118
Deferred tax asset - current	872	—
Commodity derivatives – current portion	2,369	12,674
Prepaid assets	3,180	4,945
Other current assets	4,063	3,919

Total current assets	113,718	112,573
Oil and gas properties (full-cost method):
Properties being amortized	1,340,650	1,155,894
Properties not subject to amortization	81,292	111,621
Less accumulated depreciation, depletion, and amortization	(767,674)	(651,608)

Net oil and gas properties	654,268	615,907
Other assets:
Other capitalized assets, net	6,771	7,183
Commodity derivatives	1,381	3,191
Other	3,316	5,698

Total other assets	11,468	16,072

Total assets	$779,454	$744,552

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31 2012	December 31 2011
	(As Restated)	(As Restated)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$19,627	$52,969
Revenues payable	24,587	29,319
Interest payable - senior secured notes	6,250	6,250
Current taxes payable	313	399
Advances from joint interest partners	85	1,019
Commodity derivatives - current portion	1,114	—
Asset retirement obligations - current portion	11,195	1,778
Debt – current portion	1,975	1,929
Deferred income taxes – current portion	—	3,109

Total current liabilities	65,146	96,772
Other liabilities:
Commodity derivatives	1,091	4,244
Asset retirement obligations	28,178	25,010
Debt	52,584	2,733
Senior secured notes	199,982	199,972
Deferred income taxes	138,596	112,963
Other long-term liabilities	328	467

Total other liabilities	420,759	345,389
Total liabilities	485,905	442,161
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2012 and 2011	62,478	62,478
Treasury stock at cost, 5,166 shares in 2012 and 2011	(5,736)	(5,736)
Retained earnings	235,538	245,694

Total shareholders’ equity attributable to RAAM Global	292,280	302,436
Noncontrolling interest	1,269	(45)

Total shareholders’ equity	293,549	302,391

Total liabilities and shareholders’ equity	$779,454	$744,552

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
Revenues:
Gas sales	$63,535	$87,064	$79,331
Oil sales	119,504	113,722	83,122
Realized and unrealized gains on derivatives, net	20,769	13,650	17,417

Total revenues	203,808	214,436	179,870
Operating expenses:
Production and delivery costs	35,529	34,326	31,569
Production taxes	9,314	10,259	5,732
Workover costs	2,772	7,730	10,470
Depreciation, depletion and amortization	118,041	71,763	67,312
General and administrative expenses	20,780	28,861	16,731

Total operating expense	186,436	152,939	131,814

Income from operations	17,372	61,497	48,056
Other income (expenses):
Interest expense, net	(21,237)	(16,954)	(8,781)
Loss from equity investment	—	(2,044)	(5,156)
Loss on sale or disposal of inventory	(954)	(20)	(1,463)
Other income (expense), net	431	204	434

Total other income (expenses)	(21,760)	(18,814)	(14,966)

Income (loss) before taxes	(4,388)	42,683	33,090
Income tax provision (benefit)	(1,796)	17,295	5,794

Net income (loss) including noncontrolling interest	(2,592)	25,388	27,296

Net income attributable to noncontrolling interest (net of tax)	1,314	1,524	1,682

Net income (loss) attributable to RAAM Global	$(3,906)	$23,864	$25,614

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ Equity and Noncontrolling
	Shares	Amount	Stock	Earnings	Income (Loss)	Interest	Interest
Balance, January 1, 2010, As Previously Reported	60,000	$56,096	$(5,736)	$187,317	$20,822	$—	$258,499
Correction of errors				33,208	(20,822)		12,386

Balance, January 1, 2010, As Restated	60,000	$56,096	$(5,736)	$220,525	$—	$—	$270,885
Change in noncontrolling interest				4,702			4,702
Payment of dividends				(6,000)			(6,000)
Net income				25,614			25,614

Balance, December 31, 2010, As Restated	60,000	$56,096	$(5,736)	$244,841	$—	$—	$295,201
Issuance of common stock	2,500	6,333					6,333
Purchase of noncontrolling interest		49					49
Change in noncontrolling interest				(16,948)		(1,569)	(18,517)
Payment of dividends				(6,063)			(6,063)
Net income				23,864		1,524	25,388

Balance, December 31, 2011, As Restated	62,500	$62,478	$(5,736)	$245,694	$—	$(45)	$302,391
Payment of dividends				(6,250)			(6,250)
Net income				(3,906)		1,314	(2,592)

Balance, December 31, 2012, As Restated	62,500	$62,478	$(5,736)	$235,538	$—	$1,269	$293,549

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
Operating activities
Net income (loss) including noncontrolling interest	$(2,592)	$25,388	$27,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	119,868	73,957	68,909
Deferred income taxes	21,652	14,274	(17,504)
Stock-based compensation expense	—	6,333	—
Loss on sale or disposal of inventory	954	20	1,463
Impairment of equity method investment	—	2,044	5,156
Changes in assets and liabilities:
Accounts and revenues receivable	4,049	6,941	687
Insurance receivable	—	—	6,050
Income tax receivables	680	837	(2,955)
Other current assets	666	(815)	2,370
Change in derivatives, net	10,076	(4,815)	23,670
Accounts payable and accrued liabilities	(22,118)	36,137	(5,219)
Current taxes payable	(86)	(526)	610
Interest payable on Senior Notes	—	1,202	5,048
Revenues payable	(4,732)	11,484	(1,372)
Other long-term liabilities	(139)	467	—

Net cash provided by operating activities	128,278	172,928	114,209
Investing activities
Change in investments	—	—	150
Change in advances from joint interest partners	(934)	1,019	(1,052)
Payment of prepaid drilling expenses	—	(555)	—
Additions to oil and gas properties and equipment	(180,500)	(227,623)	(86,936)
Purchase of noncontrolling interest	—	(21,000)	—
Proceeds from net sales of oil and gas properties	26,427	2,125	—

Net cash used in investing activities	(155,007)	(246,034)	(87,838)
Financing activities
Proceeds from revolving credit facility	50,000	—	—
Proceeds from borrowings	7,101	8,037	8,874
Payments on debt	(7,204)	(7,347)	(119,024)
Deferred loan costs	—	(469)	—
Proceeds from issuance of 12.5% Senior Notes due 2015	—	51,250	148,629
Deferred bond costs	—	(1,510)	(6,701)
Payment of dividends	(6,250)	(6,063)	(6,000)
Other	10	(81)	(5)

Net cash provided by financing activities	43,657	43,817	25,773

Increase (decrease) in cash and cash equivalents	16,928	(29,289)	52,144
Cash and cash equivalents, beginning of period	51,743	81,032	28,888

Cash and cash equivalents, end of period	$68,671	$51,743	$81,032

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $4.9 million, $5.2 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized interest of $6.8 million, $7.0 million and $0.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to significant properties not subject to amortization.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains on derivatives, net in the accompanying consolidated statements of operations. See Note 6, Commodity Derivative Instruments and Derivative Activities for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid.

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) guidance on accounting for income taxes. The asset and liability method prescribed by this guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. Interest and penalties on tax payments are recorded as a component of the income tax provision.

Revenue Recognition and Taxes Paid to Governmental Authorities

The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled, based on its interest in the properties. Gas balancing obligations as of December 31, 2012, 2011 and 2010 were not significant. Severance taxes paid to governments were $9.3 million, $10.3 million and $5.7 million for 2012, 2011 and 2010, respectively, and were recorded in Production taxes in the accompanying consolidated statements of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, amending Topic 220 – Comprehensive Income. ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 will be required in interim reporting periods and are effective prospectively for the Company in the first quarter of 2013. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	December 31, 2012	December 31, 2011
In thousands
Assets:
Fair value of commodity derivatives - current assets	$2,369	$12,674
Fair value of commodity derivatives - long-term assets	1,381	3,191

Total Assets	$3,750	$15,865

Liabilities:
Fair value of commodity derivatives - current liabilities	$(1,114)	$—
Fair value of commodity derivatives - long-term liabilities	(1,091)	(4,244)

Total Liabilities	$(2,205)	$(4,244)

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

	2012	2011	2010
Company A	35%	12%	(a	)
Company B	17%	15%	(a	)
Company C	14%	15%	12%
Company D	10%	(a )	(a	)
Company E	(a )	(a )	20%
Company F	(a )	27%	45%

(a)	Revenues from this customer were less than 10% in this year.

5. Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(As Restated)	(As Restated)
Oil and natural gas properties (full cost method):
Properties being amortized	$1,340,650	$1,155,894
Properties not subject to amortization	81,292	111,621

Total oil and natural gas properties	1,421,942	1,267,515
Less accumulated depreciation, depletion and amortization	(767,674)	(651,608)

Net oil and gas properties	654,268	615,907

Land	1,025	1,025
Buildings and improvements	6,406	6,406
Office equipment and software	4,862	4,665
Leased equipment	345	345
Furniture and fixtures	731	726

Total	13,369	13,167
Less accumulated depreciation	(6,598)	(5,984)

Net capitalized costs	6,771	7,183

Capitalized assets, net	$661,039	$623,090

The Company utilizes useful lives of 31.5 years for buildings and improvements, 3 to 5 years for office equipment and software, 2 to 5 years for leased equipment and 7 years for furniture and fixtures when calculating depreciation.

Oil and Gas Properties

For the year ended December 31, 2012, the Company’s ceiling test computation resulted in a write-down of $37.0 million and was based on twelve-month average prices of $91.21 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $2.76 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. The write-down of $37.0 million was recorded in Depreciation, depletion and amortization in the consolidated statement of operations. For the year ended December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil, plus adjustments, and $4.12 per MMBtu of natural gas, plus adjustments. For the year ended December 31, 2010, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $75.96 per barrel of oil, plus adjustments and $4.38 per MMBtu of natural gas, plus adjustments.

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

The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2012 and 2011 was $14.4 million and $6.4 million, net of depreciation of $16.9 million and $15.1 million, respectively. Accretion of the asset retirement obligation is recorded in the accompanying consolidated statement of operations in Depreciation, depletion and amortization.

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

At December 31, 2012, $1.5 million represented the fair value of the commodity derivatives. This $1.5 million was made up of approximately $3.7 million in assets, which were recorded in both current and long term assets and $2.2 million in liabilities recorded in current and long-term liabilities. At December 31, 2011, $11.6 million represented the fair value of the commodity derivatives. This $11.6 million was made up of approximately $15.9 million in assets, which were recorded in both current and long term assets and approximately $4.3 million in liabilities recorded in long-term liabilities.

The table below summarizes the amount of derivative instrument gains and losses reported in the consolidated statements of operations as Realized and unrealized gains on derivative instruments, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
Commodity derivatives:
Realized gains	$30,846	$8,835	$41,087
Unrealized gains (losses)	(10,077)	4,815	(23,670)

Realized and unrealized gains on derivatives, net	$20,769	$13,650	$17,417

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

As of December 31, 2012, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
January 2013 - June 2013	Swap	21,117	$84.70
January 2013 - December 2013	Call - Sell	13,292	$125.00
January 2013 - December 2013	Call - Buy	13,292	$125.00
January 2013 - December 2013	Put - Sell	21,292	$70.00
January 2013 - December 2013	Put - Buy	13,292	$70.00
January 2013 - December 2013	Call - Sell	13,292	$109.10
January 2013 - December 2013	Swap	8,833	$95.72
January 2013 - December 2013	Swap	11,436	$95.35
July 2013 - December 2013	Swap	15,333	$85.50
January 2014 - June 2014	Swap	24,133	$85.40
January 2014 - September 2014	Call - Sell	21,233	$95.00
January 2014 - September 2014 (1)	Call - Buy	21,233	$85.50
January 2014 - September 2014 (1)	Put - Sell	21,233	$63.60
July 2014 - September 2014	Swap	21,467	$85.90

(1)	During February 2013, the Company monetized the oil options indicated above and received approximately $1.1 million.

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

The senior notes contain typical restrictions on liens, mergers and sales of assets. Until October 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2015 Senior Secured Notes at a price equal to 112.50% of the principal amount, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. On or after October 1, 2014 until March 31, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at an initial redemption price equal to par value plus one-half the coupon plus accrued and unpaid interest to the date of redemption. On or after April 1, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption. The Company may also redeem some or all of the 2015 Senior Secured Notes at any time prior to October 1, 2014 at the “make-whole” prices and at any time on or after April 1, 2015 at par. The Company was in compliance with all debt covenants related to the Notes at December 31, 2012. As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the 2015 Senior Secured Notes Indenture regarding the non-timely filing of its consolidated financial statements. The 2015 Senior Secured Notes Indenture includes customary grace and cure periods of 120 days, and it is probable that the violation will be cured within this period, thus preventing the obligation from becoming callable. Accordingly, no reclassification of the outstanding 2015 Senior Secured Notes to current was required.

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

The future estimated maturities of long-term debt are as follows (in thousands):

Year ending December 31:
2013	1,975
2014	147
2015	250,158
2016	169
2017	182
Thereafter	1,927

Total	$254,558

Cash payments for interest totaled $26.2 million, $16.1 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
(In Thousands)	(As Restated)	(As Restated)
Deferred tax assets:
Asset retirement obligation	$14,156	$10,010
Equity investment in unconsolidated subsidiary	2,690	2,690
Net operating loss carryforward	7,351	6,491
Capital loss carryforward	238	—
Accrued bonus	—	962
Other	223	414

Total deferred tax assets	$24,658	$20,567

Deferred tax liabilities:
Property, plant, and equipment	$(157,921)	$(132,297)
Commodity derivatives	(4,461)	(4,342)

Total deferred tax liabilities	$(162,382)	$(136,639)

The principal components of income tax provision (benefit) for the years ended December 31 are as follows:

	2012	2011	2010
(In Thousands)	(As Restated)	(As Restated)	(As Restated)
Current income tax expense:
Federal	$(21,697)	$560	$21,234
State and local	(1,751)	2,461	2,064

	$(23,448)	$3,021	$23,298

Deferred income tax (benefit) expense:
Federal	$20,049	$9,737	$(9,635)
State and local	1,603	4,537	(7,869)

	$21,652	$14,274	$(17,504)

Total income tax provision	$(1,796)	$17,295	$5,794

We received net income tax refunds of $23.8 million in 2012 compared to net income tax payments of $2.8 million and $26.8 million made in 2011 and 2010, respectively.

The Company’s 2012, 2011 and 2010 effective tax rates are 40.9%, 40.5% and 17.5%, respectively, and are comprised of the following:

	2012	2011	2010
	(As Restated)	(As Restated)	(As Restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	9.6%	3.5%	-1.6%
Deferred rate change	0.9%	0.4%	-8.1%
Correction of prior period items	0.0%	5.8%	0.0%
Depletion in excess of basis	15.0%	-1.7%	-1.9%
Section 199 deduction	1.7%	-0.2%	-4.5%
Release of valuation allowance on capital loss carryover	0.0%	-2.5%	0.0%
Return to provision true-up	-20.6%	0.0%	0.0%
Other	-0.7%	0.2%	-1.4%

	40.9%	40.5%	17.5%

The state effective tax rate varies based on production activity, capital investment, and filing methods in the various state jurisdictions. During 2012 the Company continued to invest heavily in the state of Louisiana and Texas, and also generated most of its revenues from these two states as it did in 2011. The higher state effective tax rate in 2012 represents a larger state tax benefit as a result of a legal entity conversion that took place on September 30, 2011 which allowed the Company to consolidate its return filings in various states including the state of Louisiana. The provision for income taxes for 2012 also included a $0.9 million charge from a change in estimate related to the expensing of intangible drilling cost due to a voluntary election the Company made upon filing the 2011 tax return in 2012. The $0.9 million charge is the net result of increased state income tax benefits and a decreased income tax refund from a decreased Section 199 deduction due to the carryback of a net operating loss generated in the 2011 tax year to the 2009 tax year, which is included above in the return to provision true-up line.

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

During 2010, the Charter agreements included a provision requiring the Charter entity to repurchase the shares at fair market value upon an employee’s termination, separation or retirement from the Company. This represented an embedded employee put option. Under ASC 718, liability classification is required for embedded employee put options if the award “permits” the employee to avoid the risks and rewards described below. Liability classification is required even if it is unlikely that the employee will exercise his or her put right. Since generally the employees held the shares for six months and chose not to leave the company and exercise the put right, the shares had been accounted for as a noncontrolling interest requiring mark to market accounting classified to “mezzanine” or “temporary equity” not as a liability but outside of permanent equity. Adjustments to the fair value of the shares were recorded as an increase or decrease to retained earnings in accordance with Accounting Series Release No. 268 (“ASR 268”). Effective October 1, 2011, the provision requiring the Charter entity to repurchase the shares at fair market value upon an employee’s termination, separation or retirement from the Company was removed from the agreement. Without the embedded put option, there is no requirement for mark to market accounting and the noncontrolling interest is now included in the equity section of the balance sheet. The table below presents the reconciliation of the beginning and ending balances of noncontrolling interest while it was being classified outside of permanent equity.

Noncontrolling Interest

Balance, January 1, 2010	$5,551
Change in noncontrolling interest	(4,766)
Net income attributable to noncontrolling interest	1,682

Balance, December 31, 2010	$2,467
Change in noncontrolling interest	(2,467)
Net income attributable to noncontrolling interest	—

Balance, December 31, 2011	$—

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

The following tables present condensed consolidating balance sheets as of December 31, 2012 and 2011, condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$514	$68,148	$9	$—	$68,671
Receivables, net	1,305	45,760	1,096	(13,598)	34,563
Deferred tax asset - current	—	872	—	—	872
Commodity derivatives – current portion	—	2,369	—	—	2,369
Prepaids and other current assets	1,939	5,304	—	—	7,243

Total current assets	3,758	122,453	1,105	(13,598)	113,718

Net oil and gas properties	364	640,675	13,229	—	654,268
Total other assets	505,011	2,230	—	(495,773)	11,468

Total assets	$509,133	$765,358	$14,334	$(509,371)	$779,454

Current liabilities:
Payables and accrued liabilities	$7,354	$44,516	$12,505	$(13,598)	$50,777
Advances from joint interest partners	—	85	—	—	85
Commodity derivatives - current portion	—	1,114	—	—	1,114
Asset retirement obligations - current portion	—	11,195	—	—	11,195
Debt – current portion	138	1,837	—	—	1,975

Total current liabilities	7,492	58,747	12,505	(13,598)	65,146
Other liabilities:
Commodity derivatives	—	1,091	—	—	1,091
Asset retirement obligations	—	28,014	164	—	28,178
Debt	2,584	50,000	—	—	52,584
Senior secured notes	199,982	—	—	—	199,982
Deferred income taxes	5,198	133,002	396	—	138,596
Other long-term liabilities	328	—	—	—	328

Total other liabilities	208,092	212,107	560	—	420,759
Total liabilities	215,584	270,854	13,065	(13,598)	485,905
Total shareholders’ equity attributable to RAAM Global	292,280	494,504	1,269	(495,773)	292,280
Noncontrolling interest	1,269	—	—	—	1,269

Total shareholders’ equity	293,549	494,504	1,269	(495,773)	293,549

Total liabilities and shareholders’ equity	$509,133	$765,358	$14,334	$(509,371)	$779,454

Condensed Consolidating Balance Sheets

At December 31, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$340	$51,389	$14	$—	$51,743
Receivables, net	2,146	48,326	163	(11,343)	39,292
Commodity derivatives – current portion	—	12,674	—	—	12,674
Prepaids and other current assets	2,032	6,832	—	—	8,864

Total current assets	4,518	119,221	177	(11,343)	112,573

Net oil and gas properties	—	604,822	11,085	—	615,907
Total other assets	513,667	4,923	—	(502,518)	16,072

Total assets	$518,185	$728,966	$11,262	$(513,861)	$744,552

Liabilities and shareholders’ equity

Current liabilities:
Payables and accrued liabilities	$7,296	$81,804	$11,180	$(11,343)	$88,937
Advances from joint interest partners	—	1,019	—	—	1,019
Commodity derivatives – current portion	—	—	—	—	—
Asset retirement obligations - current portion	—	1,778	—	—	1,778
Debt – current portion	128	1,801	—	—	1,929
Deferred income taxes – current portion	—	3,109	—	—	3,109

Total current liabilities	7,424	89,511	11,180	(11,343)	96,772
Other liabilities:
Commodity derivatives	—	4,244			4,244
Asset retirement obligations	—	24,887	123		25,010
Debt	2,733	—			2,733
Senior secured notes	199,972	—			199,972
Deferred income taxes	5,198	107,761	4		112,963
Other long-term liabilities	467	—	—	—	467

Total other liabilities	208,370	136,892	127	—	345,389
Total liabilities	215,794	226,403	11,307	(11,343)	442,161

Total shareholders’ equity attributable to RAAM Global	302,436	502,563	(45)	(502,518)	302,436
Noncontrolling interest	(45)	—	—	—	(45)

Total shareholders’ equity	302,391	502,563	(45)	(502,518)	302,391

Total liabilities and shareholders’ equity	$518,185	$728,966	$11,262	$(513,861)	$744,552

Condensed Consolidating Statements of Operations

For the year ended December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Gas sales	$—	$61,619	$1,916	$—	$63,535
Oil sales	—	116,591	2,913	—	119,504
Realized and unrealized gains on derivatives, net		20,769			20,769

Total revenues	—	198,979	4,829	—	203,808
Costs and expenses:
Production and delivery costs	—	35,098	431	—	35,529
Production taxes		9,100	214		9,314
Workover costs	—	2,762	10	—	2,772
Depreciation, depletion and amortization	304	115,278	2,459	—	118,041
General & administrative expenses	5,106	15,667	7	—	20,780

Total operating expense	5,410	177,905	3,121	—	186,436

Income (loss) from operations	(5,410)	21,074	1,708	—	17,372
Other income (expenses):
Interest expense, net	(19,304)	(1,933)	—	—	(21,237)
Loss on disposals of inventory	—	(954)	—	—	(954)
Income from equity investment in subsidiaries	246			(246)	—
Other, net	376	55	—	—	431

Total other income (expenses)	(18,682)	(2,832)	—	(246)	(21,760)

Income (loss) before taxes	(24,092)	18,242	1,708	(246)	(4,388)
Income tax provision (benefit)	(21,500)	19,310	394	—	(1,796)

Net income (loss) including noncontrolling interest	$(2,592)	$(1,068)	$1,314	$(246)	(2,592)

Net income attributable to noncontrolling interest (net of tax)	1,314	—	—	—	1,314

Net income (loss) attributable to RAAM Global	$(3,906)	$(1,068)	$1,314	$(246)	$(3,906)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Revenues:
Gas sales	$713	$82,446	$2,145	$1,760	$—	$87,064
Oil sales	1,034	108,667	2,242	1,779	—	113,722
Realized and unrealized gains on derivatives, net	—	13,650	—	—	—	13,650

Total revenues	1,747	204,763	4,387	3,539	—	214,436
Costs and expenses:
Production and delivery costs	407	33,466	216	237	—	34,326
Production taxes	154	9,696	264	145	—	10,259
Workover costs	40	7,501	148	41	—	7,730
Depreciation, depletion and amortization	318	70,481	4	960	—	71,763
General & administrative expenses	12,240	16,612	—	9	—	28,861

Total operating expense	13,159	137,756	632	1,392	—	152,939

Income (loss) from operations	(11,412)	67,007	3,755	2,147	—	61,497
Other income (expenses):
Interest expense, net	(17,143)	189	—	—	—	(16,954)
Loss from equity investment	(2,044)	—	—	—	—	(2,044)
Loss on disposals of inventory	—	(20)	—	—	—	(20)
Income from equity investment in subsidiaries	56,228	—	—	—	(56,228)	—
Other, net	185	19	—	—	—	204

Total other income (expenses)	37,226	188	—	—	(56,228)	(18,814)

Income (loss) before taxes	25,814	67,195	3,755	2,147	(56,228)	42,683
Income tax provision	426	16,243	3	623	—	17,295

Net income (loss) including noncontrolling interest	$25,388	$50,952	$3,752	$1,524	$(56,228)	25,388

Net income attributable to noncontrolling interest (net of tax)	1,524	—	—	—	—	1,524

Net income (loss) attributable to RAAM Global	$23,864	$50,952	$3,752	$1,524	$(56,228)	$23,864

Condensed Consolidating Statements of Operations

For the year ended December 31, 2010 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Gas sales	$1,193	$75,527	$2,611	$—	$79,331
Oil sales	1,070	79,763	2,289	—	83,122
Realized and unrealized gains on derivatives, net		17,417			17,417

Total revenues	2,263	172,707	4,900	—	179,870
Costs and expenses:
Production and delivery costs	389	30,837	343	—	31,569
Production taxes	195	5,451	86	—	5,732
Workover costs	22	10,442	6	—	10,470
Depreciation, depletion and amortization	11,251	53,860	2,201	—	67,312
General & administrative expenses	4,872	11,835	24	—	16,731

Total operating expense	16,729	112,425	2,660	—	131,814

Income (loss) from operations	(14,466)	60,282	2,240	—	48,056
Other income (expenses):
Interest expense, net	(5,786)	(2,995)		—	(8,781)
Loss on disposals of inventory	—	(1,463)	—	—	(1,463)
Income from equity investment	(5,156)	—	—	—	(5,156)
Income from equity investment in subsidiaries	68,930	—	—	(68,930)	—
Other, net	180	254	—	—	434

Total other income (expenses)	58,168	(4,204)	—	(68,930)	(14,966)

Income (loss) before taxes	43,702	56,078	2,240	(68,930)	33,090
Income tax provision (benefit)	16,406	(11,170)	558	—	5,794

Net income (loss) including noncontrolling interest	$27,296	$67,248	$1,682	$(68,930)	27,296

Net income attributable to noncontrolling interest (net of tax)	1,682	—	—	—	1,682

Net income (loss) attributable to RAAM Global	$25,614	$67,248	$1,682	$(68,930)	$25,614

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Net cash provided by (used in) operating activities	$134	$124,183	$4,207	$(246)	$128,278
Investing activities
Change in investments between affiliates	6,862	(7,108)	—	246	—
Change in advances from joint interest partners	—	(934)	—	—	(934)
Additions to oil and gas properties and equipment	(443)	(175,608)	(4,449)	—	(180,500)
Proceeds from net sales of oil and gas properties	—	26,190	237	—	26,427

Net cash provided by (used in) investing activities	6,419	(157,460)	(4,212)	246	(155,007)
Financing activities
Proceeds from revolving credit facility	—	50,000	—	—	50,000
Proceeds from borrowings	—	7,101	—	—	7,101
Payments on borrowings	(139)	(7,065)	—	—	(7,204)
Payment of dividends	(6,250)	—	—	—	(6,250)
Other	10	—	—	—	10

Net cash (used in) provided by financing activities	(6,379)	50,036	—	—	43,657

Increase (decrease) in cash and cash equivalents	174	16,759	(5)	—	16,928
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$514	$68,148	$9	$—	$68,671

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Net cash provided by (used in) operating activities	$36,803	$185,415	$3,694	$3,244	$(56,228)	$172,928
Investing activities
Change in investments between affiliates	(104,659)	46,245	(3,436)	5,622	56,228	—
Change in advances from joint interest partners	—	1,019	—	—	—	1,019
Payment of prepaid drilling expenses	—	(555)			—	(555)
Additions to oil and gas properties and equipment	(95)	(218,389)	(258)	(8,881)	—	(227,623)
Purchase of noncontrolling interest	(21,000)	—	—	—	—	(21,000)
Proceeds from net sales of oil and gas properties	—	2,125	—	—	—	2,125

Net cash (used in) provided by investing activities	(125,754)	(169,555)	(3,694)	(3,259)	56,228	(246,034)
Financing activities
Proceeds from borrowings	—	8,037	—	—	—	8,037
Payments on borrowings	(109)	(7,238)	—	—	—	(7,347)
Deferred loan costs	—	(469)	—	—	—	(469)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	—	—	—	—	51,250
Deferred bond costs	(1,510)	—	—	—	—	(1,510)
Payment of dividends	(6,063)	—	—	—	—	(6,063)
Other	40	(121)	—	—	—	(81)

Net cash provided by financing activities	43,608	209	—	—	—	43,817

Increase (decrease) in cash and cash equivalents	(45,343)	16,069	—	(15)	—	(29,289)
Cash and cash equivalents, beginning of period	45,683	35,320	—	29	—	81,032

Cash and cash equivalents, end of period	$340	$51,389	$—	$14	$—	$51,743

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2010 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Net cash provided by (used in) operating activities	$45,373	$132,371	$5,395	$(68,930)	$114,209
Investing activities
Change in investments	—	150	—	—	150
Change in investments between affiliates	(138,621)	69,691	—	68,930	—
Change in advances from joint interest partners	—	(1,052)	—	—	(1,052)
Additions to oil and gas properties and equipment	(76)	(81,477)	(5,383)	—	(86,936)

Net cash (used in) provided investing activities	(138,697)	(12,688)	(5,383)	68,930	(87,838)
Financing activities
Proceeds from borrowings	—	8,874	—	—	8,874
Payments on borrowings	(112)	(118,912)	—	—	(119,024)
Proceeds from issuance of 12.5% Senior Notes due 2015	148,629	—	—	—	148,629
Deferred bond costs	(6,701)	—	—	—	(6,701)
Payment of dividends	(6,000)	—	—	—	(6,000)
Other	—	(5)	—	—	(5)

Net cash provided by (used in) financing activities	135,816	(110,043)	—	—	25,773

Increase in cash and cash equivalents	42,492	9,640	12	—	52,144
Cash and cash equivalents, beginning of period	3,191	25,680	17	—	28,888

Cash and cash equivalents, end of period	$45,683	$35,320	$29	$—	$81,032

16. Supplemental Oil and Gas Data (Unaudited)

The supplemental information that follows shows estimates of the discounted future net cash flows from proved oil and gas reserves, changes in such estimates and various cost data. This information has been prepared in accordance with requirements prescribed by Statement of Financial Accounting Standards No. 69 (SFAS 69). SFAS 69 was codified into FASB ASC Topic 932, Extractive Activities – Oil and Gas. Inherent in the underlying calculations of such data are many variables and assumptions, the more significant of which are described below:

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

Costs Incurred (Unaudited)

The following represents the total costs incurred during 2012, 2011 and 2010 with respect to oil and gas producing activities:

(In thousands)	2012	2011	2010
	(As Restated)	(As Restated)
Costs incurred:
Unproved property	$66,790	$118,368	$35,332
Proved property	—	—	—
Exploration costs	35,803	80,296	27,030
Development costs	73,374	24,269	23,738

Total costs incurred	$175,967	$222,933	$86,100

Proved Oil and Gas Reserves (Unaudited)

The following sets forth estimates in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves for 2012, 2011 and 2010. Oil, including condensate, is stated in barrels, and gas is stated in thousands of cubic feet at 14.73 P.S.I. All oil and gas reserves are located within the United States:

(In thousands)	2012
	Oil	Gas
Beginning of year	12,949	63,059
Revisions of previous estimates	810	2,637
Production	(1,104)	(18,411)
Extensions and discoveries	2,052	14,737
Purchase of reserves in-place	—	—

Proved reserves end of year	14,707	62,022

Proved developed reserves at beginning of year	5,300	56,106
Proved developed reserves at end of year	4,940	50,225

	2011
	Oil	Gas
Beginning of year	11,438	44,041
Revisions of previous estimates	1,026	15,903
Production	(1,050)	(17,630)
Extensions and discoveries	1,535	20,745
Purchase of reserves in-place	—	—

Proved reserves end of year	12,949	63,059

Proved developed reserves at beginning of year	3,851	35,917
Proved developed reserves at end of year	5,300	56,106

	2010
	Oil	Gas
Beginning of year	11,750	50,724
Revisions of previous estimates	281	3,330
Production	(1,066)	(16,172)
Extensions and discoveries	473	6,159
Purchase of reserves in-place	—	—

Proved reserves end of year	11,438	44,041

Proved developed reserves at beginning of year	4,292	40,563
Proved developed reserves at end of year	3,851	35,917

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited)

The Standardized measure of discounted future net cash flows from proved oil and gas reserves at 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
	As Restated	As Restated	As Restated
Future cash flows	$1,589,961	$1,526,957	$1,035,152
Future production costs	(403,363)	(377,414)	(246,090)
Future development and abandonment costs	(242,189)	(193,572)	(130,802)

Future net cash flows before income taxes and discount for timing	944,409	955,971	658,260
Future income taxes	(302,694)	(265,493)	(185,203)
Discount for estimated timing of net cash flows	(276,935)	(266,426)	(193,906)

Standardized measure of discounted future net cash flows	$364,780	$424,052	$279,151

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The primary sources of change in the standardized measure of discounted future net cash flows are as follows:

	2012	2011	2010
(In Thousands)	As Restated	As Restated	As Restated
Standardized measure of discounted future net cash flows from proved oil and gas reserves at beginning of year	$424,052	$279,151	$201,907
Extensions and discoveries and improved recovery, net of future production and development costs	82,246	122,580	25,450
Purchase of reserves in-place	—	—	—
Development costs incurred during the period	73,374	24,269	23,738
Revenues, net of production costs	(158,873)	(156,201)	(124,237)
Revisions of estimates:
Net change in prices	(19,986)	83,792	162,472
Changes in estimated future development costs	(93,314)	(69,428)	(8,710)
Revision of quantity estimates	39,096	116,025	23,305
Net change in income taxes	(5,817)	(50,473)	(16,462)
Accretion of discount	61,866	39,896	31,322
Changes in production rates (timing) and other	(37,864)	34,441	(39,634)

Standardized measure of discounted future net cash flows from proved oil and gas reserves at end of year	$364,780	$424,052	$279,151

17. Subsequent Events

In February 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for approximately $17.4 million. The Company will also receive a $17.4 million net carry from this unrelated third party.

18. Restatement of Previously Issued Financial Statements

The Company is restating the consolidated financial statements for 2010, 2011 and 2012. During the preparation of the first quarter 2013 financial statements, the Company identified certain errors as follows:

•

The measurement of depletion expense on its oil and gas properties and related impacts on the limitation of capitalized costs, which resulted in a decrease to depletion expense of $4.6 million in 2010 and increases to depletion expense of $4.2 million and $40.1 million for 2011 and 2012, respectively.

•

The accounting for certain derivative transactions which were previously accounted for as cash flow hedges incorrectly, resulted in the current recognition of all unrealized mark-to-market adjustments, previously recorded in accumulated other comprehensive income (loss) of $6.0 million, $7.9 million and $6.7 million for 2010, 2011 and 2012, net of tax, respectively, to the realized and unrealized gain (loss) on derivatives, net, in the consolidated statements of operations. Additionally, the previously recognized unrealized gains and losses on these instruments recorded as derivative (income) expense was reclassified to the realized and unrealized gains (losses) on derivatives, net, which was ($0.6) million, ($1.7) million, and ($2.3) million, for 2010, 2011, and 2012, respectively. Lastly, the amounts previously recognized in oil and gas sales for these derivative transactions were reclassified to realized and unrealized gains (losses) on derivatives, net, and were approximately $40.7 million, $13.9 million, and $23.1 million for gas sales for 2010, 2011 and 2012, respectively, and $0.4 million, ($5.1) million, and ($2.6) million for oil sales, respectively. As a result of the error correction on the Company’s derivative transactions, there are no other components of comprehensive income aside from net income, and accordingly, the statement of comprehensive income is no longer presented.

•

The reversal of a $48.2 million gain on an unevaluated property sale in 2008 which was not subject to amortization also impacted the measurement of subsequent periods’ depletion expenses included above. The impact of this error was included as a correction of the prior period error affecting the Company’s beginning equity, net of tax, on January 1, 2010 opening retained earnings.

•

The classification of production taxes, which were previously netted with oil and gas sales, to a new line item within the operating expense section of the consolidated statement of operations, was $5.7 million, $10.3 million, and $9.3 million, in 2010, 2011 and 2012, respectively.

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

•

The presentation of its condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X to appropriately correct an error in the equity method accounting between the parent, subsidiary guarantors and non-guarantor subsidiaries.

To correctly reflect the correction of these errors for periods prior to 2010, including the adjustments to depletion expenses, limitations of capitalized oil and gas costs, the accounting for derivatives, and the unevaluated property sale, the Company recorded a $33.2 million increase, net of tax, to ending 2009 retained earnings and a $20.8 million decrease, net of tax, to ending 2009 accumulated other comprehensive income in the consolidated statement of shareholders’ equity to adjust the previously reported balance to the As Restated amounts as of this date. The impact of the errors is presented in the tables below (in thousands).

	December 31, 2012
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Properties being amortized	$1,388,858	$(48,208)	$1,340,650
Accumulated depreciation, depletion, and amortization	(796,014)	28,340	(767,674)
Net oil and gas properties	674,136	(19,868)	654,268
Total assets	799,322	(19,868)	779,454
Deferred income taxes	146,021	(7,425)	138,596
Total other liabilities	428,184	(7,425)	420,759
Total liabilities	493,330	(7,425)	485,905
Retained earnings	241,292	(5,754)	235,538
Accumulated other comprehensive income, net of taxes	6,689	(6,689)	—
Total shareholders’ equity attributable to RAAM	304,723	(12,443)	292,280
Total shareholders’ equity	305,992	(12,443)	293,549
Total liabilities and shareholders’ equity	799,322	(19,868)	779,454
Consolidated Statements of Operations
Gas sales	$83,431	$(19,896)	$63,535
Oil sales	110,747	8,757	119,504
Realized and unrealized gains on derivatives, net	—	20,769	20,769
Total revenues	194,178	9,630	203,808
Production taxes	—	9,314	9,314
Depreciation, depletion and amortization	77,928	40,113	118,041
Derivative income	(2,296)	2,296	—
Total operating expense	134,713	51,723	186,436
Income from operations	59,465	(42,093)	17,372
Interest expense, net	(20,407)	(830)	(21,237)
Total other income (expenses)	(20,930)	(830)	(21,760)
Income (loss) before taxes	38,535	(42,923)	(4,388)
Income tax provision (benefit)	14,237	(16,033)	(1,796)
Net income (loss) including noncontrolling interest	24,298	(26,890)	(2,592)
Net income (loss) attributable to RAAM Global	22,984	(26,890)	(3,906)
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$24,298	$(26,890)	$(2,592)
Depreciation, depletion and amortization	79,756	40,112	119,868
Deferred income taxes	36,945	(15,293)	21,652
Change in derivatives, net	8,836	1,240	10,076
Net cash provided by operating activities	129,109	(831)	128,278
Additions to oil and gas properties	(181,331)	831	(180,500)
Net cash used in investing activities	(155,838)	831	(155,007)

	December 31, 2011
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Properties being amortized	$1,203,272	$(47,378)	$1,155,894
Accumulated depreciation, depletion, and amortization	(720,062)	68,454	(651,608)
Net oil and gas properties	594,831	21,076	615,907
Total assets	723,476	21,076	744,552
Deferred income taxes	105,095	7,868	112,963
Total other liabilities	337,521	7,868	345,389
Total liabilities	434,293	7,868	442,161
Retained earnings	224,558	21,136	245,694
Accumulated other comprehensive income, net of taxes	7,928	(7,928)	—
Total shareholders’ equity attributable to RAAM	289,228	13,208	302,436
Total shareholders’ equity	289,183	13,208	302,391
Total liabilities and shareholders’ equity	723,476	21,076	744,552
Consolidated Statements of Operations
Gas sales	$97,456	$(10,392)	$87,064
Oil sales	101,906	11,816	113,722
Realized and unrealized gains on derivatives, net	—	13,650	13,650
Total revenues	199,362	15,074	214,436
Production taxes	—	10,259	10,259
Depreciation, depletion and amortization	67,597	4,166	71,763
Derivative income	(1,700)	1,700	—
Total operating expense	136,814	16,125	152,939
Income from operations	62,548	(1,051)	61,497
Interest expense, net	(17,784)	830	(16,954)
Total other income (expenses)	(19,644)	830	(18,814)
Income before taxes	42,904	(221)	42,683
Income tax provision	17,381	(86)	17,295
Net income including noncontrolling interest	25,523	(135)	25,388
Net income attributable to RAAM Global	23,999	(135)	23,864
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$25,523	$(135)	$25,388
Depreciation, depletion and amortization	69,790	4,167	73,957
Deferred income taxes	15,525	(1,251)	14,274
Change in derivatives, net	(2,864)	(1,951)	(4,815)
Net cash provided by operating activities	172,098	830	172,928
Additions to oil and gas properties	(226,793)	(830)	(227,623)
Net cash used in investing activities	(245,204)	(830)	(246,034)

	December 31, 2010
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
Gas sales	$117,176	$(37,845)	$79,331
Oil sales	80,632	2,490	83,122
Realized and unrealized gains on derivatives, net	—	17,417	17,417
Total revenues	197,808	(17,938)	179,870
Production taxes	—	5,732	5,732
Depreciation, depletion and amortization	$71,954	$(4,642)	$67,312
Derivative income	(555)	555	—
Total operating expense	130,169	1,645	131,814
Income from operations	67,639	(19,583)	48,056
Income before taxes	52,673	(19,583)	33,090
Income tax provision	13,440	(7,646)	5,794
Net income including noncontrolling interest	39,233	(11,937)	27,296
Net income attributable to RAAM Global	37,551	(11,937)	25,614
Consolidated Statements of Cash Flows
Net income including noncontrolling interest	$39,233	$(11,937)	$27,296
Depreciation, depletion and amortization	73,550	(4,641)	68,909
Deferred income taxes	(19,237)	1,733	(17,504)
Change in derivatives, net	8,825	14,845	23,670
Consolidated Statements of Shareholders’ Equity
Retained earnings	$223,570	$21,271	$244,841
Accumulated other comprehensive income, net of taxes	5,977	(5,977)	—
Total shareholders’ equity	282,374	12,827	295,201

	December 31, 2009
	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Shareholders’ Equity
Retained earnings	$187,317	$33,208	$220,525
Accumulated other comprehensive income, net of taxes	20,822	(20,822)	—
Total shareholders’ equity	258,499	12,386	270,885

The impact of these same errors as it relates to the Condensed Consolidating Financial Information in Note 15 is presented in the tables below (in thousands).

	December 31, 2012
	As Previously Reported	Adjustments	As Restated
Condensed Consolidating Balance Sheets
Net oil and gas properties
Subsidiary Guarantors	660,543	(19,868)	640,675
Consolidated	674,136	(19,868)	654,268
Total other assets
RAAM Global Energy Company	122,714	382,297	505,011
Eliminations	(113,477)	(382,296)	(495,773)
Total assets
RAAM Global Energy Company	126,837	382,296	509,133
Subsidiary Guarantors	785,227	(19,869)	765,358
Eliminations	(127,075)	(382,296)	(509,371)
Consolidated	799,322	(19,868)	779,454
Deferred income taxes
Subsidiary Guarantors	140,428	(7,426)	133,002
Consolidated	146,021	(7,425)	138,596
Total other liabilities
Subsidiary Guarantors	219,533	(7,426)	212,107
Consolidated	428,184	(7,425)	420,759
Total liabilities
Subsidiary Guarantors	278,280	(7,426)	270,854
Consolidated	493,330	(7,425)	485,905
Total shareholders’ equity attributable to RAAM
RAAM Global Energy Company	(88,747)	381,027	292,280
Subsidiary Guarantors	506,947	(12,443)	494,504
Eliminations	(113,477)	(382,296)	(495,773)
Consolidated	304,723	(12,443)	292,280
Total shareholders’ equity
RAAM Global Energy Company	(88,747)	382,296	293,549
Subsidiary Guarantors	506,947	(12,443)	494,504
Eliminations	(113,477)	(382,296)	(495,773)
Consolidated	305,992	(12,443)	293,549
Total liabilities and shareholders’ equity
RAAM Global Energy Company	126,837	382,296	509,133
Subsidiary Guarantors	785,227	(19,869)	765,358
Eliminations	(127,075)	(382,296)	(509,371)
Consolidated	799,322	(19,868)	779,454

Condensed Consolidating Statements of Operations
Gas sales
Subsidiary Guarantors	81,599	(19,980)	61,619
Non-guarantor VIEs	1,832	84	1,916
Consolidated	83,431	(19,896)	63,535
Oil sales
Subsidiary Guarantors	107,964	8,627	116,591
Non-guarantor VIEs	2,783	130	2,913
Consolidated	110,747	8,757	119,504
Realized and unrealized gains on derivatives, net
Subsidiary Guarantors	—	20,769	20,769
Consolidated	—	20,769	20,769
Total revenues
Subsidiary Guarantors	189,563	9,416	198,979
Non-guarantor VIEs	4,615	214	4,829
Consolidated	194,178	9,630	203,808
Production taxes
Subsidiary Guarantors	—	9,100	9,100
Non-guarantor VIEs	—	214	214
Consolidated	—	9,314	9,314
Depreciation, depletion and amortization
Subsidiary Guarantors	75,164	40,114	115,278
Non-guarantor VIEs	2,460	(1)	2,459
Consolidated	77,928	40,113	118,041
Derivative income
Subsidiary Guarantors	(2,296)	2,296	—
Consolidated	(2,296)	2,296	—
Total operating expense
Subsidiary Guarantors	126,395	51,510	177,905
Non-guarantor VIEs	2,908	213	3,121
Consolidated	134,713	51,723	186,436
Income from operations
Subsidiary Guarantors	63,168	(42,094)	21,074
Consolidated	59,465	(42,093)	17,372
Interest expense, net
Subsidiary Guarantors	(1,104)	(829)	(1,933)
Consolidated	(20,407)	(830)	(21,237)
Income from equity investment in sub guarantors
RAAM Global Energy Company	—	246	246
Eliminations	—	(246)	(246)
Total other income (expenses)
RAAM Global Energy Company	(18,927)	245	(18,682)
Subsidiary Guarantors	(2,003)	(829)	(2,832)
Eliminations	—	(246)	(246)
Consolidated	(20,930)	(830)	(21,760)

Income (loss) before taxes
RAAM Global Energy Company	(24,337)	245	(24,092)
Subsidiary Guarantors	61,165	(42,923)	18,242
Eliminations	—	(246)	(246)
Consolidated	38,535	(42,923)	(4,388)
Income tax provision (benefit)
Subsidiary Guarantors	35,343	(16,033)	19,310
Consolidated	14,237	(16,033)	(1,796)
Net income (loss) including noncontrolling interest
RAAM Global Energy Company	(2,838)	246	(2,592)
Subsidiary Guarantors	25,822	(26,890)	(1,068)
Eliminations	—	(246)	(246)
Consolidated	24,298	(26,890)	(2,592)
Net income (loss) attributable to RAAM Global
RAAM Global Energy Company	(2,838)	(1,068)	(3,906)
Subsidiary Guarantors	25,822	(26,890)	(1,068)
Eliminations	—	(246)	(246)
Consolidated	22,984	(26,890)	(3,906)
Condensed Consolidating Statements of Cash Flows
Net cash (used in) provided by operating activities
RAAM Global Energy Company	(112)	246	134
Subsidiary Guarantors	125,013	(830)	124,183
Eliminations	—	(246)	(246)
Consolidated	129,109	(831)	128,278
Change in investments between affiliates
RAAM Global Energy Company	7,108	(246)	6,862
Eliminations	—	246	246
Additions to oil and gas properties and equipment
Subsidiary Guarantors	(176,438)	830	(175,608)
Consolidated	(181,331)	831	(180,500)
Net cash provided by (used in) investing activities
RAAM Global Energy Company	6,665	(246)	6,419
Subsidiary Guarantors	(158,290)	830	(157,460)
Eliminations	—	246	246
Consolidated	(155,838)	831	(155,007)

	December 31, 2011
	As Previously Reported	Adjustments	As Restated
Condensed Consolidating Balance Sheets
Net oil and gas properties
Subsidiary Guarantors	583,746	21,076	604,822
Consolidated	594,831	21,076	615,907
Total other assets
RAAM Global Energy Company	124,625	389,042	513,667
Eliminations	(113,477)	(389,041)	(502,518)
Total assets
RAAM Global Energy Company	129,144	389,041	518,185
Subsidiary Guarantors	707,890	21,076	728,966
Eliminations	(124,820)	(389,041)	(513,861)
Consolidated	723,476	21,076	744,552
Deferred income taxes
Subsidiary Guarantors	99,893	7,868	107,761
Consolidated	105,095	7,868	112,963
Total other liabilities
Subsidiary Guarantors	129,024	7,868	136,892
Consolidated	337,521	7,868	345,389
Total liabilities
Subsidiary Guarantors	218,535	7,868	226,403
Consolidated	434,293	7,868	442,161
Total shareholders’ equity attributable to RAAM
RAAM Global Energy Company	(86,650)	389,086	302,436
Subsidiary Guarantors	489,355	13,208	502,563
Eliminations	(113,477)	(389,041)	(502,518)
Consolidated	289,228	13,208	302,436
Total shareholders’ equity
RAAM Global Energy Company	(86,650)	389,041	302,391
Subsidiary Guarantors	489,355	13,208	502,563
Eliminations	(113,477)	(389,041)	(502,518)
Consolidated	289,183	13,208	302,391
Total liabilities and shareholders’ equity
RAAM Global Energy Company	129,144	389,041	518,185
Subsidiary Guarantors	707,890	21,076	728,966
Eliminations	(124,820)	(389,041)	(513,861)
Consolidated	723,476	21,076	744,552
Condensed Consolidating Statements of Operations
Gas sales
RAAM Global Energy Company	688	25	713
Subsidiary Guarantors	93,066	(10,620)	82,446
Non-guarantor Subsidiary	2,021	124	2,145
Non-guarantor VIEs	1,681	79	1,760
Consolidated	97,456	(10,392)	87,064
Oil sales
RAAM Global Energy Company	905	129	1,034
Subsidiary Guarantors	97,186	11,481	108,667
Non-guarantor Subsidiary	2,102	140	2,242
Non-guarantor VIEs	1,713	66	1,779
Consolidated	101,906	11,816	113,722

Realized and unrealized gains on derivatives, net
Subsidiary Guarantors	—	13,650	13,650
Consolidated	—	13,650	13,650
Total revenues
RAAM Global Energy Company	1,593	154	1,747
Subsidiary Guarantors	190,252	14,511	204,763
Non-guarantor Subsidiary	4,123	264	4,387
Non-guarantor VIEs	3,394	145	3,539
Consolidated	199,362	15,074	214,436
Production taxes
RAAM Global Energy Company	—	154	154
Subsidiary Guarantors	—	9,696	9,696
Non-guarantor Subsidiary	—	264	264
Non-guarantor VIEs	—	145	145
Consolidated	—	10,259	10,259
Depreciation, depletion and amortization
Subsidiary Guarantors	66,315	4,166	70,481
Consolidated	67,597	4,166	71,763
Derivative income
Subsidiary Guarantors	(1,700)	1,700	—
Consolidated	(1,700)	1,700	—
Total operating expense
RAAM Global Energy Company	13,005	154	13,159
Subsidiary Guarantors	122,194	15,562	137,756
Non-guarantor Subsidiary	368	264	632
Non-guarantor VIEs	1,247	145	1,392
Consolidated	136,814	16,125	152,939
Income from operations
Subsidiary Guarantors	68,058	(1,051)	67,007
Consolidated	62,548	(1,051)	61,497
Interest expense, net
Subsidiary Guarantors	(641)	830	189
Consolidated	(17,784)	830	(16,954)
Income from equity investment in sub guarantors
RAAM Global Energy Company	—	56,228	56,228
Eliminations	—	(56,228)	(56,228)
Total other income (expenses)
RAAM Global Energy Company	(19,001)	56,227	37,226
Subsidiary Guarantors	(643)	831	188
Eliminations	—	(56,228)	(56,228)
Consolidated	(19,644)	830	(18,814)

Income (loss) before taxes
RAAM Global Energy Company	(30,413)	56,227	25,814
Subsidiary Guarantors	67,415	(220)	67,195
Eliminations	—	(56,228)	(56,228)
Consolidated	42,904	(221)	42,683
Income tax provision
Subsidiary Guarantors	16,329	(86)	16,243
Consolidated	17,381	(86)	17,295
Net income (loss) including noncontrolling interest
RAAM Global Energy Company	(30,839)	56,227	25,388
Subsidiary Guarantors	51,086	(134)	50,952
Eliminations	—	(56,228)	(56,228)
Consolidated	25,523	(135)	25,388
Net income (loss) attributable to RAAM Global
RAAM Global Energy Company	(30,839)	54,703	23,864
Subsidiary Guarantors	51,086	(134)	50,952
Eliminations	—	(56,228)	(56,228)
Consolidated	23,999	(135)	23,864
Condensed Consolidating Statements of Cash Flows
Net cash (used in) provided by operating activities
RAAM Global Energy Company	(19,424)	56,227	36,803
Subsidiary Guarantors	184,585	830	185,415
Eliminations	—	(56,228)	(56,228)
Consolidated	172,098	830	172,928
Change in investments between affiliates
RAAM Global Energy Company	(48,431)	(56,228)	(104,659)
Eliminations	—	56,228	56,228
Additions to oil and gas properties and equipment
Subsidiary Guarantors	(217,559)	(830)	(218,389)
Consolidated	(226,793)	(830)	(227,623)
Net cash used in investing activities
RAAM Global Energy Company	(69,526)	(56,228)	(125,754)
Subsidiary Guarantors	(168,725)	(830)	(169,555)
Eliminations	—	56,228	56,228
Consolidated	(245,204)	(830)	(246,034)

	December 31, 2010
	As Previously Reported	Adjustments	As Restated
Condensed Consolidating Statements of Operations
Gas sales
RAAM Global Energy Company	1,132	61	1,193
Subsidiary Guarantors	113,487	(37,960)	75,527
Non-guarantor VIEs	2,557	54	2,611
Consolidated	117,176	(37,845)	79,331
Oil sales
RAAM Global Energy Company	936	134	1,070
Subsidiary Guarantors	77,439	2,324	79,763
Non-guarantor VIEs	2,257	32	2,289
Consolidated	80,632	2,490	83,122
Realized and unrealized gains on derivatives, net
Subsidiary Guarantors	—	17,417	17,417
Consolidated	—	17,417	17,417
Total revenues
RAAM Global Energy Company	2,068	195	2,263
Subsidiary Guarantors	190,926	(18,219)	172,707
Non-guarantor VIEs	4,814	86	4,900
Consolidated	197,808	(17,938)	179,870
Production taxes
RAAM Global Energy Company	—	195	195
Subsidiary Guarantors	—	5,451	5,451
Non-guarantor VIEs	—	86	86
Consolidated	—	5,732	5,732
Depreciation, depletion and amortization
Subsidiary Guarantors	58,502	(4,642)	53,860
Consolidated	71,954	(4,642)	67,312
Derivative income
Subsidiary Guarantors	(555)	555	—
Consolidated	(555)	555	—
Total operating expense
RAAM Global Energy Company	16,533	196	16,729
Subsidiary Guarantors	111,061	1,364	112,425
Non-guarantor VIEs	2,575	85	2,660
Consolidated	130,169	1,645	131,814
Income from operations
Subsidiary Guarantors	79,865	(19,583)	60,282
Consolidated	67,639	(19,583)	48,056
Income from equity investment in sub guarantors
RAAM Global Energy Company	—	68,930	68,930
Eliminations	—	(68,930)	(68,930)
Total other income (expenses)
RAAM Global Energy Company	(10,762)	68,930	58,168
Eliminations	—	(68,930)	(68,930)
Income (loss) before taxes
RAAM Global Energy Company	(25,227)	68,929	43,702
Subsidiary Guarantors	75,661	(19,583)	56,078
Eliminations	—	(68,930)	(68,930)
Consolidated	52,673	(19,583)	33,090

Income tax provision (benefit)
Subsidiary Guarantors	(3,524)	(7,646)	(11,170)
Consolidated	13,440	(7,646)	5,794
Net income (loss) including noncontrolling interest
RAAM Global Energy Company	(41,634)	68,930	27,296
Subsidiary Guarantors	79,185	(11,937)	67,248
Eliminations	—	(68,930)	(68,930)
Consolidated	39,233	(11,937)	27,296
Net income (loss) attributable to RAAM Global
RAAM Global Energy Company	(41,634)	67,248	25,614
Subsidiary Guarantors	79,185	(11,937)	67,248
Eliminations	—	(68,930)	(68,930)
Consolidated	37,551	(11,937)	25,614
Condensed Consolidating Statements of Cash Flows
Net cash (used in) provided by operating activities
RAAM Global Energy Company	(23,557)	68,930	45,373
Eliminations	—	(68,930)	(68,930)
Change in investments between affiliates
RAAM Global Energy Company	(69,691)	(68,930)	(138,621)
Eliminations	—	68,930	68,930
Net cash used in investing activities
RAAM Global Energy Company	(69,767)	(68,930)	(138,697)
Eliminations	—	68,930	68,930

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting.

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

An internal control material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting. The Company’s accounting management did not have sufficient review controls in place for certain: i.) complex areas of oil and gas accounting (including classification) and ii.) hedge accounting. As a result of these material weaknesses, certain non-cash errors occurred in the accounting treatment of previously reported depletion expense, the related limitation on capitalized costs, a previously reported unevaluated property sale, and hedge accounting for certain of the Company’s derivative contracts. These errors resulted in the restatement of annual financial statements as described in Note 18 to the consolidated financial statements included in Part II, Item 8.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Because of the material weaknesses described in the preceding paragraph, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Financial statements included as part of this Form 10-K/A are set forth in Part II, Item 8.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, State of Kentucky, on July 24, 2013.

RAAM Global Energy Company

By:	/s/ Howard A. Settle
Howard A. Settle
President and Chief Executive Officer

This Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 24, 2013.

Signature	Title	Date

/s/ Howard A. Settle	President, Chief Executive Officer and Chairman	July 24, 2013
Howard A. Settle	(Principal Executive Officer)

/s/ Jeff T. Craycraft	Treasurer, Vice President and Chief Financial Officer	July 24, 2013
Jeff T. Craycraft	(Principal Financial and Accounting Officer)

/s/ Michael J. Willis	Director	July 24, 2013
Michael J. Willis

/s/ Jonathan B. Rudney	Director	July 24, 2013
Jonathan B. Rudney

/s/ Thomas M. Lewry	Director	July 24, 2013
Thomas M. Lewry

/s/ Robert E. Fox	Director	July 24, 2013
Robert E. Fox

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (Incorporated by reference to Exhibit 3.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (Incorporated by reference to Exhibit 3.2 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.1	Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.2	First Supplemental Indenture, dated as of July 15, 2011, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on July 19, 2011 (File No. 333-172897)).

4.3	Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.4	Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.1	Fourth Amended and Restated Credit Agreement, dated November 29, 2011, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders named therein (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Form 10-K filed on March 27, 2012).

10.2

Premium Finance Agreement, dated May 1, 2010, between RAAM Global Energy

Company and Century Exploration Resources, Inc., as borrowers, and USI Southwest-Houston, as lender (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.3	Promissory Note, dated August 8, 2005, between RAAM Global Energy Company and GE Commercial Finance Business Property Corporation (Incorporated by reference to Exhibit 10.6 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.4*	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2011, among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC and Century Exploration Resources, LLC, the lenders party thereto and Union Bank, N.A., as administrative agent.

Exhibit Number	Description

10.5	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 5, 2013, among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC and Century Exploration Resources, LLC, the lenders party thereto and Union Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K, filed on March 11, 2013).

10.6†	Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.10 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on August 29, 2011 (Reg. No. 333-172897)).

10.7†*	Employment Agreement, dated October 1, 2012, between RAAM Global Energy Company and Ken Young

10.8	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.11 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.9	December 2004 Agreement, dated December 1, 2004, between RAAM Global Energy and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.12 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.10	Termination of the December 2004 Agreement, dated June 3, 2009, between RAAM Global Energy and Ram Development LLC and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.13 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.11	September 2003 Agreement, dated September 22, 2003, between Century Exploration Company and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.14 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.12	Participation and Exploration Agreement, dated August 3, 2009, between RAAM Global Energy Company, Century Exploration Houston, Inc. and TechXplore, L.P (Incorporated by reference to Exhibit 10.15 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.13	After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, Inc., dated December 1, 2004 (Incorporated by reference to Exhibit 10.16 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.14†*	Employment Agreement, dated April 19, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand.

10.15†*	Employee Bonus Agreement, dated September 30, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand.

21.1*	Subsidiaries of RAAM Global Energy Company.

23.1**	Consent of Ernst & Young LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of H.J. Gruy and Associates, Inc.

23.4*	Consent of Cawley, Gillespie & Associates, Inc.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit Number	Description

32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Summary Report of Netherland, Sewell & Associates, Inc.

99.2*	Summary Report of H.J. Gruy and Associates, Inc.

99.3*	Summary Report of Cawley, Gillespie & Associates, Inc.

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed or furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 27, 2013.
**	Filed herewith.
***	Furnished herewith.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.