Form 10-Q
period 2013-03-31
RAAM Global Energy Co
filed 2013-08-14
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of August 9, 2013, there were 62,500 shares of common stock, $0.01 par value, outstanding.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, “Item 1A. Risk Factors” and elsewhere in this report, the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2012, and the risk factors described in registration statements filed with the Securities and Exchange Commission (the “SEC”).

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

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$97,802	$68,671
Accounts receivable, net of $195 and $185 provision for bad debts in 2013 and 2012, respectively	6,070	4,598
Revenues receivable	28,669	28,527
Income taxes receivable	995	1,438
Deferred tax asset—current portion	3,687	872
Commodity derivatives—current portion	—	2,369
Prepaid assets	2,243	3,180
Other current assets	4,063	4,063

Total current assets	143,529	113,718

Oil and gas properties (full-cost method):
Properties being amortized	1,362,195	1,340,650
Properties not subject to amortization	66,192	81,292
Less accumulated depreciation, depletion, and amortization	(785,380)	(767,674)

Net oil and gas properties	643,007	654,268

Other assets:
Other capitalized assets, net	7,284	6,771
Commodity derivatives	1,222	1,381
Other	2,860	3,316

Total other assets	11,366	11,468

Total assets	$797,902	$779,454

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$34,427	$19,627
Revenues payable	20,001	24,587
Interest payable—senior secured notes	12,500	6,250
Current taxes payable	415	313
Advances from joint interest partners	488	85
Commodity derivatives—current portion	5,928	1,114
Asset retirement obligations—current portion	10,992	11,195
Debt—current portion	753	1,975

Total current liabilities	85,504	65,146

Other liabilities:
Commodity derivatives	1,929	1,091
Asset retirement obligations	27,737	28,178
Debt	52,560	52,584
Senior secured notes	199,983	199,982
Deferred income taxes	139,879	138,596
Other long-term liabilities	242	328

Total other liabilities	422,330	420,759

Total liabilities	507,834	485,905

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2013 and 2012, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2013 and 2012	(5,736)	(5,736)
Retained earnings	231,536	235,538

Total shareholders’ equity attributable to RAAM Global	288,278	292,280
Noncontrolling interest	1,790	1,269

Total shareholders’ equity	290,068	293,549

Total liabilities and shareholders’ equity	$797,902	$779,454

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Gas sales	$16,687	$16,381
Oil sales	26,921	28,098
Realized and unrealized (losses) gains on derivatives, net	(6,200)	6,417

Total revenues	37,408	50,896

Costs and expenses:
Production and delivery costs	7,686	8,394
Production taxes	2,090	2,426
Workover costs	656	961
Depreciation, depletion and amortization	18,327	19,068
General and administrative expenses	4,974	5,622

Total operating expense	33,733	36,471

Income from operations	3,675	14,425

Other income (expenses):
Interest expense, net	(6,749)	(6,107)
Other, net	(122)	192

Total other income (expenses)	(6,871)	(5,915)

Income (loss) before taxes	(3,196)	8,510

Income tax (benefit) provision	(1,277)	3,351

Net income (loss) including noncontrolling interest	$(1,919)	$5,159

Net income attributable to noncontrolling interest (net of tax)	520	117

Net income (loss) attributable to RAAM Global	$(2,439)	$5,042

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss) including noncontrolling interest	$(1,919)	$5,159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,784	19,525
Deferred income taxes	(1,531)	3,703
Changes in assets and liabilities:
Accounts and revenues receivable	(1,614)	4,394
Income tax receivables	443	(356)
Prepaids and other current assets	937	1,909
Change in derivatives, net	8,180	20,634
Accounts payable and accrued liabilities	13,844	(10,847)
Revenues payable	(4,587)	(4,499)
Interest payable on Senior Secured Notes	6,250	(6,250)
Current taxes payable	102	(8)
Other long-term liabilities	(86)	31

Net cash provided by operating activities	38,803	33,395

Investing activities
Change in advances from joint interest partners	402	(792)
Additions to oil and gas properties and equipment	(24,586)	(62,034)
Proceeds from net sales of oil and gas properties	17,320	—

Net cash used in investing activities	(6,864)	(62,826)

Financing activities
Payments on debt	(1,245)	(1,834)
Payment of dividends	(1,563)	(1,563)

Net cash used in financing activities	(2,808)	(3,397)

Increase (decrease) in cash and cash equivalents	29,131	(32,828)
Cash and cash equivalents, beginning of period	68,671	51,743

Cash and cash equivalents, end of period	$97,802	$18,915

See accompanying notes to the unaudited condensed consolidated financial statements

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, and variable interest entities where RAAM Global is the primary beneficiary (accounted for as noncontrolling interest). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim Condensed Consolidated Financial Statements are unaudited; however, in the opinion of the Company’s management, all adjustments necessary for a fair statement of the Company’s interim financial results have been included. These adjustments were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year.

The Condensed Consolidated Balance Sheets as of December 31, 2012 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report. Therefore, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.5 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively. The Company capitalized interest of $0.4 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively, related to significant active properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $66.2 million and $81.3 million at March 31, 2013 and December 31, 2012, respectively. The Company believes that the unevaluated properties at March 31, 2013 will be substantially evaluated during the remainder of 2013, 2014 and 2015, and the costs will begin to be amortized at that time.

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

At March 31, 2013, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $89.17 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $2.95 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. For 2012, the Company’s ceiling test computation resulted in a $37.0 million write-down and was based on twelve-month average prices of $91.21 per barrel of oil, plus adjustments and $2.76 per MMBtu of natural gas, plus adjustments.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

During the first quarter of 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for $17.3 million. The Company will also receive a $17.3 million net carry from this unrelated third party. The sale was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

During the fourth quarter of 2012, the Company sold approximately 40,000 acres in Oklahoma to a former joint venture partner. The sales price was approximately $10.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

During the third quarter of 2012, the Company sold approximately 15,000 net acres in oil, gas and/or mineral leases and a total of approximately 56,000 net acres, which includes options in oil, gas and/or mineral leases, located in Texas and Louisiana and a well and related equipment located in Louisiana, along with all of our contracts and agreements related to this property to an unrelated third party. The sales price was approximately $14.0 million and was recorded as a reduction to net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as cash flow hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized (losses) gains on derivatives, net in the accompanying condensed consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized (losses) gains on derivatives, net in the accompanying condensed consolidated statements of operations. See Note 5, Commodity Derivative Instruments and Derivative Activities included elsewhere in this quarterly report for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid in each reporting period.

Asset Retirement Obligations

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) guidance related to accounting for asset retirement obligations (“ARO”) and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company reassesses its ARO on a quarterly basis and records necessary increases or decreases as changes in estimates in the respective quarter. The Company evaluates whether there are any indicators that suggest that the expected cash flows underlying the ARO liability have changed materially.

The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense in Depreciation, depletion and amortization on the accompanying condensed consolidated statements of operations.

The change in the Company’s asset retirement obligations is set forth below:

In thousands
Balance of ARO as of January 1, 2013	$39,373
Accretion expense	312
Additions	1,645
Settlement of ARO	(1,472)
Changes in ARO estimate	(1,129)

Balance of ARO as of March 31, 2013	$38,729

Operating Segments

The Company operates in one business segment – the exploration, development and sale of oil and gas.

New Accounting Pronouncements

On January 1, 2013 the Company adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosures About Offsetting Assets and Liabilities,” (“ASU 2011-11”) which requires enhanced disclosure information about offsetting and related arrangements to enable users of the Company’s consolidated financial statements to understand the effect of these arrangements on its financial position. The Company included appropriate disclosures pursuant to ASU 2011-11 with respect to its derivative transactions, which are the only financial instruments impacted by this new disclosure requirement. The adoption of ASU 2011-11 did not result in any change to the Company’s financial position and only affected disclosures included in Note 3 of the Company’s condensed consolidated financial statements.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2013 and December 31, 2012, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
In Thousands
March 31, 2013
Assets:
Commodity derivatives	$—	$1,467	$—	$1,467	$(245)	$1,222
Liabilities:
Commodity derivatives	—	(8,102)	—	(8,102)	245	(7,857)
December 31, 2012
Assets:
Commodity derivatives	$—	$8,429	$—	$8,429	$(4,679)	$3,750
Liabilities:
Commodity derivatives	—	(6,884)	—	(6,884)	4,679	(2,205)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging,” and all derivative instruments are reflected as either assets or liabilities at fair value in the accompanying condensed consolidated balance sheets. These fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. The fair market value of the Company’s derivative assets and liabilities and their locations on the accompanying condensed consolidated balance sheets are as follows:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	March 31, 2013	December 31, 2012
In thousands
Assets:
Fair value of commodity derivatives—current assets	$—	$2,369
Fair value of commodity derivatives—long-term assets	1,222	1,381

Total Assets	$1,222	$3,750

Liabilities:
Fair value of commodity derivatives—current liabilities	$(5,928)	$(1,114)
Fair value of commodity derivatives—long-term liabilities	(1,929)	(1,091)

Total Liabilities	$(7,857)	$(2,205)

During September 2010 and July 2011, the Company issued senior secured notes (the “Existing Notes”). At March 31, 2013, the fair value of the Existing Notes was estimated to be approximately $210.5 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of March 31, 2013, a total of $200.0 million notional amount of the Existing Notes was outstanding. The carrying amount of the Existing Notes including unamortized premium and discount was $200.0 million as of March 31, 2013. See Note 6, Debt for further information.

The carrying value of Cash and cash equivalents, Accounts receivable, Revenues receivable, Accounts payable, and Revenues payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Amended Revolving Credit Facility (as defined in Note 6) are at variable interest rates and accordingly their carrying amounts approximate fair value.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at March 31, 2013 and December 31, 2012 were $34.7 million and $33.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $23.7 million and $24.0 million were due from five companies at March 31, 2013 and December 31, 2012, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at March 31, 2013 and December 31, 2012 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of March 31, 2013 and December 31, 2012. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

The table below summarizes the amount of derivative instrument gains and losses reported in the condensed consolidated statements of operations as Realized and unrealized (losses) gains on derivatives, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended March 31,
	2013	2012
Commodity derivatives:
Realized gains	$1,980	$27,051
Unrealized losses	(8,180)	(20,634)

Realized and unrealized (losses) gains on derivatives, net	$(6,200)	$6,417

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period. The Company has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

As of March 31, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2013, 2014 and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
April 2013—September 2013	Swap	60,833	$3.70
April 2013—December 2013	Swap	152,778	$3.67
April 2013—December 2013	Swap	293,500	$3.81
April 2013—December 2013	Swap	120,100	$3.79
April 2013—December 2013	Swap	192,667	$3.86
April 2013—December 2013	Swap	61,111	$3.91
January 2014—June 2014	Swap	150,833	$4.09
January 2014—December 2014	Swap	152,083	$3.67
January 2014—December 2014	Swap	121,083	$4.15
January 2014—December 2014	Swap	79,850	$4.00
July 2014—December 2014	Swap	30,667	$4.00
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35

As of March 31, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
April 2013—June 2013	Swap	21,233	$84.70
April 2013—December 2013	Call—Sell	13,353	$125.00
April 2013—December 2013	Swap	7,467	$95.72
April 2013—December 2013	Put—Sell	21,389	$70.00
April 2013—December 2013	Put—Buy	21,389	$70.00
April 2013—December 2013	Call—Sell	13,353	$109.10
April 2013—December 2013	Call—Buy	13,353	$109.10
April 2013—December 2013	Call—Sell	13,353	$105.25
April 2013—December 2013	Call—Buy	13,353	$125.00
April 2013—December 2013	Swap	10,773	$95.35
July 2013—December 2013	Swap	15,333	$85.50
January 2014—June 2014	Swap	24,133	$85.40
January 2014—September 2014	Put—Sell	21,233	$63.60
July 2014—September 2014	Swap	21,467	$85.90

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

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Existing Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original Notes. On November 18, 2011, the Company closed an exchange offer registering all of the Additional Notes.

As of March 31, 2013, a total of $200.0 million notional amount of the Existing Notes was outstanding. The carrying amount of the Existing Notes including unamortized premium and discount was $200.0 million as of March 31, 2013. At March 31, 2013, the fair value of the Existing Notes was estimated to be approximately $210.5 million, based on the prices the Existing Notes have recently been quoted at in the market.

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

As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the Indenture as a result of the non-timely filing of its March 31, 2013 condensed consolidated financial statements on Form 10-Q. The Indenture includes customary grace and cure periods of 120 days, and the violation was cured with this filing on August 14, 2013. Accordingly, no reclassification of the outstanding Notes to current liabilities was required.

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base remains $62.5 million of which $50.0 million was drawn at March 31, 2013 and at December 31, 2012. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at March 31, 2013. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement as a result of the non-timely filing of its March 31, 2013 condensed consolidated financial statements on Form 10-Q. The Company received a waiver from its lenders through August 15, 2013 with respect to this violation, and it was cured with this filing on August 14, 2013. Accordingly, no reclassification of the outstanding obligation to current liabilities was required.

Promissory Note

The Company has a promissory note related to the construction of the Houston office building. The balance was approximately $2.7 million at March 31, 2013 and at December 31, 2012. The note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2012, the Company entered into an agreement to finance the premiums for its annual insurance policies. At March 31, 2013, $0.6 million was outstanding under this agreement. During the third quarter of 2012, an adjustment was made to this agreement resulting in a slight decrease in the remaining monthly payments. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2013. There are no covenant requirements under this agreement.

7. Income Taxes

The Income tax benefit for the three months ended March 31, 2013 was $1.3 million, or an effective tax rate of 39.9%, compared to an income tax provision of $3.4 million, or an effective tax rate of 39.4%, for the three months ended March 31, 2012. The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During the three months ended March 31, 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013. During the three months ended March 31, 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $2.5 million and $1.1 million at March 31, 2013 and December 31, 2012, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $5.1 million and $6.6 million at March 31, 2013 and December 31, 2012, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

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

11. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. Each of RAAM Global’s 100%-owned subsidiaries are guarantors of the Existing Notes described in Note 6, Debt. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of operations for the three months ended March 31, 2013 and 2012, and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At March 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$657	$97,137	$8	$—	$97,802
Receivables, net	995	46,328	1,144	(12,733)	35,734
Deferred tax asset—current portion	—	3,687	—	—	3,687
Prepaids and other current assets	1,884	4,422	—	—	6,306

Total current assets	3,536	151,574	1,152	(12,733)	143,529

Net oil and gas properties	774	629,127	13,106	—	643,007

Total other assets	508,115	2,184	—	(498,933)	11,366

Total assets	$512,425	$782,885	$14,258	$(511,666)	$797,902

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$14,234	$54,244	$11,598	$(12,733)	$67,343
Advances from joint interest partners	—	488	—	—	488
Commodity derivatives—current portion	—	5,928	—	—	5,928
Asset retirement obligations—current portion	—	10,992	—	—	10,992
Debt—current portion	140	613	—	—	753

Total current liabilities	14,374	72,265	11,598	(12,733)	85,504

Other liabilities:
Commodity derivatives	—	1,929	—	—	1,929
Asset retirement obligations	—	27,567	170	—	27,737
Debt	2,560	50,000	—	—	52,560
Senior secured notes	199,983	—	—	—	199,983
Deferred income taxes	5,198	133,981	700	—	139,879
Other long-term liabilities	242	—	—	—	242

Total other liabilities	207,983	213,477	870	—	422,330

Total liabilities	222,357	285,742	12,468	(12,733)	507,834

Total shareholders’ equity attributable to RAAM Global	288,278	497,143	1,790	(498,933)	288,278

Noncontrolling interest	1,790	—	—	—	1,790

Total shareholders’ equity	290,068	497,143	1,790	(498,933)	290,068

Total liabilities and shareholders’ equity	$512,425	$782,885	$14,258	$(511,666)	$797,902

Condensed Consolidating Balance Sheets

At December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$514	$68,148	$9	$—	$68,671
Receivables, net	1,305	45,760	1,096	(13,598)	34,563
Deferred tax asset—current portion	—	872	—	—	872
Commodity derivatives — current portion	—	2,369	—	—	2,369
Prepaids and other current assets	1,939	5,304	—	—	7,243

Total current assets	3,758	122,453	1,105	(13,598)	113,718

Net oil and gas properties	364	640,675	13,229	—	654,268

Total other assets	505,011	2,230	—	(495,773)	11,468

Total assets	$509,133	$765,358	$14,334	$(509,371)	$779,454

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$7,354	$44,516	$12,505	$(13,598)	$50,777
Advances from joint interest partners	—	85	—	—	85
Commodity derivatives—current portion	—	1,114	—	—	1,114
Asset retirement obligations—current portion	—	11,195	—	—	11,195
Debt—current portion	138	1,837	—	—	1,975

Total current liabilities	7,492	58,747	12,505	(13,598)	65,146

Other liabilities:
Commodity derivatives	—	1,091	—	—	1,091
Asset retirement obligations	—	28,014	164	—	28,178
Debt	2,584	50,000	—	—	52,584
Senior secured notes	199,982	—	—	—	199,982
Deferred income taxes	5,198	133,002	396	—	138,596
Other long-term liabilities	328	—	—	—	328

Total other liabilities	208,092	212,107	560	—	420,759

Total liabilities	215,584	270,854	13,065	(13,598)	485,905

Total shareholders’ equity attributable to RAAM Global	292,280	494,504	1,269	(495,773)	292,280

Noncontrolling interest	1,269	—	—	—	1,269

Total shareholders’ equity	293,549	494,504	1,269	(495,773)	293,549

Total liabilities and shareholders’ equity	$509,133	$765,358	$14,334	$(509,371)	$779,454

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:

Gas sales	$—	$15,916	$771	$—	$16,687

Oil sales	—	25,936	985	—	26,921
Realized and unrealized losses on derivatives, net	—	(6,200)	—	—	(6,200)

Total revenues	—	35,652	1,756	—	37,408

Costs and expenses:

Production and delivery costs	—	7,569	117	—	7,686

Production taxes	—	2,021	69	—	2,090

Workover costs	—	655	1	—	656

Depreciation, depletion and amortization	172	17,418	737	—	18,327

General and administrative expenses	1,780	3,194	—	—	4,974

Total operating expense	1,952	30,857	924	—	33,733

Income (loss) from operations	(1,952)	4,795	832	—	3,675

Other income (expenses):

Interest expense, net	(6,321)	(428)	—	—	(6,749)
Income from equity investment in subsidiaries	6,757	—	—	(6,757)	—

Other, net	(157)	35	—	—	(122)

Total other income (expenses)	279	(393)	—	(6,757)	(6,871)

Income (loss) before taxes	(1,673)	4,402	832	(6,757)	(3,196)

Income tax provision (benefit)	246	(1,835)	312	—	(1,277)

Net income (loss) including noncontrolling interest	$(1,919)	$6,237	$520	$(6,757)	$(1,919)

Net income attributable to noncontrolling interest (net of tax)	520	—	—	—	520

Net income (loss) attributable to RAAM Global	$(2,439)	$6,237	$520	$(6,757)	$(2,439)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:

Gas sales	$—	$16,072	$309	$—	$16,381

Oil sales	—	27,653	445	—	28,098
Realized and unrealized gains on derivatives, net	—	6,417	—	—	6,417

Total revenues	—	50,142	754	—	50,896

Costs and expenses:

Production and delivery costs	—	8,329	65	—	8,394

Production taxes	—	2,393	33	—	2,426

Workover costs	—	961	—	—	961

Depreciation, depletion and amortization	81	18,511	476	—	19,068

General and administrative expenses	1,441	4,181	—	—	5,622

Total operating expense	1,522	34,375	574	—	36,471

Income (loss) from operations	(1,522)	15,767	180	—	14,425

Other income (expenses):

Interest expense, net	(6,079)	(28)	—	—	(6,107)
Income from equity investment in subsidiaries	12,217	—	—	(12,217)	—

Other, net	186	6	—	—	192

Total other income (expenses)	6,324	(22)	—	(12,217)	(5,915)

Income (loss) before taxes	4,802	15,745	180	(12,217)	8,510

Income tax (benefit) provision	(357)	3,645	63	—	3,351

Net income (loss) including noncontrolling interest	$5,159	$12,100	$117	$(12,217)	$5,159

Net income attributable to noncontrolling interest (net of tax)	117	—	—	—	117

Net income (loss) attributable to RAAM Global	$5,042	$12,100	$117	$(12,217)	$5,042

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,390	$38,595	$1,575	$(6,757)	$38,803

Investing activities

Change in investments between affiliates	(2,716)	(4,041)	—	6,757	—

Change in advances from joint interest partners	—	402	—	—	402
Additions to oil and gas properties and equipment	(947)	(22,063)	(1,576)	—	(24,586)
Proceeds from net sales of oil and gas properties	—	17,320	—	—	17,320

Net cash used in (provided by) investing activities	(3,663)	(8,382)	(1,576)	6,757	(6,864)

Financing activities

Payments on debt	(21)	(1,224)	—	—	(1,245)

Payment of dividends	(1,563)	—	—	—	(1,563)

Net cash used in financing activities	(1,584)	(1,224)	—	—	(2,808)

Increase (decrease) in cash and cash equivalents	143	28,989	(1)	—	29,131

Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$657	$97,137	$8	$—	$97,802

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(865)	$45,774	$703	$(12,217)	$33,395

Investing activities

Change in investments between affiliates	2,671	(14,888)	—	12,217	—

Change in advances from joint interest partners	—	(792)	—	—	(792)
Additions to oil and gas properties and equipment	—	(61,331)	(703)	—	(62,034)

Net cash provided by (used in) investing activities	2,671	(77,011)	(703)	12,217	(62,826)

Financing activities

Payments on debt	(33)	(1,801)	—	—	(1,834)

Payment of dividends	(1,563)	—	—	—	(1,563)

Net cash used in financing activities	(1,596)	(1,801)	—	—	(3,397)

Increase (decrease) in cash and cash equivalents	210	(33,038)	—	—	(32,828)

Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$550	$18,351	$14	$—	$18,915

12. Subsequent Event

Issuance and Sale of Senior Notes

On April 11, 2013, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Notes”). The New Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, under which the Company initially issued $150.0 million aggregate principal amount of its 12.5% Notes on September 24, 2010 and an additional $50.0 million aggregate principal amount of its 12.5% Notes on July 15, 2011 (collectively, the “Existing Notes”), as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Existing Notes, although they bear a different CUSIP number than the Existing Notes until they are no longer restricted securities under the Securities Act. The New Notes are jointly and severally, and unconditionally, guaranteed (the “Guarantees”) on a senior secured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the indebtedness under our Amended Revolving Credit Facility entered into on November 29, 2011 (collectively, the “Guarantors”).

Interest on the New Notes accrues from and including April 1, 2013 at a rate of 12.5% per year. Interest on the New Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The New Notes mature on October 1, 2015.

The purchase price for the New Notes was 103.0% of their principal amount, plus accrued interest from April 1, 2013. The Company received net proceeds from the issuance and sale of the New Notes of approximately $50.3 million, after underwriting fees and estimated offering expenses. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s revolving credit facility and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Part II, Item 1A of this report, along with the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and our Annual Report on Form 10-K/A for the year ended December 31, 2012, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined below). The following table contains financial and operational data for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Average daily production:
Oil (Bbl per day)	2,772	2,804
Natural gas (Mcf per day)	45,968	51,658
Oil equivalents (Boe per day)	10,434	11,414
Average prices: (1)
Oil ($/Bbl)	$107.90	$110.11
Natural gas ($/Mcf)	$4.03	$3.48
Oil equivalents ($/Boe)	$39.84	$49.00

Production and delivery costs ($/Boe)	$8.19	$8.08
General and administrative expenses ($/Boe)	$5.29	$5.41
Net income (loss) attributable to RAAM Global (in thousands)	$(2,439)	$5,042
Adjusted EBITDA (2) (in thousands)	$29,556	$54,217

(1)

Average prices presented do not give effect to our derivative activities or the monetization of oil derivatives during February 2013 and gas derivatives during February 2012. Please see “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for a discussion of our derivative activities.

(2)

Adjusted EBITDA as used herein represents net income before unrealized losses on derivatives, interest expense, income taxes, depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
In thousands
Net income (loss) attributable to RAAM Global	$(2,439)	$5,042
Unrealized losses on derivatives	8,180	20,634
Interest expense	6,765	6,122
Depreciation, depletion and amortization	18,327	19,068
Income taxes	(1,277)	3,351

Adjusted EBITDA	$29,556	$54,217

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized (losses) gains on derivatives, net in our condensed consolidated statements of operations for the periods indicated. See “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for more information on our derivatives.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Realized gains (losses) on derivatives, net:
Oil	$510	$(2,764)
Natural gas	1,470	29,815

Realized gains on derivatives, net	1,980	27,051
Unrealized losses on derivatives, net	(8,180)	(20,634)

Realized and unrealized (losses) gains on derivatives, net	$(6,200)	$6,417

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Oil sales	$26,921	$28,098
Realized gains (losses) on oil derivatives, net	510	(2,764)

Total realized revenues from oil sales	$27,431	$25,334

Gas sales	$16,687	$16,381
Realized gains on gas derivatives, net	1,470	29,815

Total realized revenues from gas sales	$18,157	$46,196

Total realized revenues from oil and gas sales as used herein represents oil and gas sales combined with realized gains and losses on derivatives settlements. We consider Total realized revenues from oil and gas sales to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance. Management believes that Total realized revenues from oil and gas sales is a measurement that can be used by analysts and some investors in evaluating the performance of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it includes the effect on revenues of cash received or paid on derivative settlements. Total realized revenues from oil and gas sales should not be considered as an alternative to total revenues or any other performance measure derived in accordance with U.S. GAAP. Other companies may calculate Total realized revenues differently than we do, limiting their usefulness as comparative measure.

The table below shows the average realized price per unit from operations including the effects of commodity derivative instruments realized for the periods presented:

	Three Months Ended March 31,
	2013	2012
Oil:
Average sales price ($/Bbl)	$107.90	$110.11
Effects of commodity derivatives ($/Bbl)	2.04	(10.83)

Average realized Price ($/Bbl)	$109.94	$99.28

Natural Gas:
Average sales price ($/Mcf)	$4.03	$3.48
Effects of commodity derivatives ($/Mcf)	0.36	6.35

Average realized Price ($/Mcf)	$4.39	$9.83

Totals:
Average sales price ($/Boe)	$39.84	$49.00
Effects of commodity derivatives ($/Boe)	8.71	19.87

Average realized Price ($/Boe)	$48.55	$68.87

Results of Operations

The following table sets forth the unaudited results of operations for the three months ended March 31, 2013 and 2012 in thousands.

	Three Months Ended March 31,
	2013	2012
Revenues:
Gas sales	$16,687	$16,381
Oil sales	26,921	28,098
Realized and unrealized (losses) gains on derivatives, net	(6,200)	6,417

Total revenues	37,408	50,896
Costs and expenses:
Production and delivery costs	7,686	8,394
Production taxes	2,090	2,426
Workover costs	656	961
Depreciation, depletion and amortization	18,327	19,068
General and administrative expenses	4,974	5,622

Total operating expense	33,733	36,471

Income from operations	3,675	14,425
Other income (expenses):
Interest expense, net	(6,749)	(6,107)
Other, net	(122)	192

Total other income (expenses)	(6,871)	(5,915)

Income (loss) before taxes	(3,196)	8,510
Income tax (benefit) provision	(1,277)	3,351

Net income (loss) including noncontrolling interest	$(1,919)	$5,159

Net income attributable to noncontrolling interest (net of tax)	520	117

Net income (loss) attributable to RAAM Global	$(2,439)	$5,042

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended March 31, 2013 decreased to 0.9 MMBoe from 1.0 MMBoe for the three months ended March 31, 2012. During the three months ended March 31, 2013, gas production decreased 12% and oil production decreased 2%, resulting in a 10% decrease in Boe over the three months ended March 31, 2012. Oil and natural gas production declined mainly due to new wells brought online during first quarter 2013 not fully offsetting the normal production declines from our more mature wells. Our federal wells in the West Cameron area have steep declines, and another federal well is no longer producing due to pipeline leaks which are not scheduled to be repaired by the third party pipeline company. Production from new wells in shallow waters and onshore enabled our production to stay flat in those areas.

Total revenues. Total revenues for the three months ended March 31, 2013 decreased to $37.4 million from $50.9 million for the three months ended March 31, 2012. Gas revenues (exclusive of derivatives) increased $0.3 million or 2% due to lower gas volumes coupled with higher gas prices. Gas prices increased by 16% from an average price of $3.48 for the three months ended March 31, 2012 to an average gas price of $4.03 for the three months ended March 31, 2013. Realized gas revenues (including realized revenues from derivative activities) decreased by $28.0 million or 61% due mainly to the monetization of gas derivatives of $23.3 million during the three months ended March 31, 2012. Realized gains on gas derivatives during the three months ended March 31, 2013 totaled $1.5 million, a decrease from realized gains on gas derivatives during the three months ended March 31, 2012 of $29.8 million. Realized average gas prices decreased from $9.83 for the three months ended March 31, 2012 to $4.39 for the three months ended March 31, 2013 primarily due to the monetization.

Oil revenues (exclusive of derivatives) decreased $1.2 million or 4% due to lower oil volumes and lower oil prices. The average oil price of $107.90 for the three months ended March 31, 2013 decreased by 2% over the average oil price of $110.11 for the three months ended March 31, 2012. Oil revenues (including realized revenues from derivative activities) increased by $2.1 million or 8% partly due to the monetization of oil options of $1.1 million during the three months ended March 31, 2013. Realized gains on oil derivatives during the three months ended March 31, 2013 totaled $0.5 million, an increase from realized losses on oil derivatives during the three months ended March 31, 2012 of $2.8 million. Realized average oil prices increased by 11% from an average price of $99.28 for the three months ended March 31, 2012 to $109.94 for the three months ended March 31, 2013.

Unrealized losses on oil and natural gas derivative contracts were $8.2 million for the three months ended March 31, 2013 as compared to $20.6 million for the three months ended March 31, 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the three months ended March 31, 2013 decreased to $7.7 million from $8.4 million for the same period in 2012. Production and delivery costs per Boe increased to $8.19 per Boe for the three months ended March 31, 2013 from $8.08 per Boe for the same period in 2012 as a result of decreased oil and gas production described above in the first quarter of 2013. In the first quarter of 2013 the Company experienced decreased costs for contract pumping services and Safety and Environmental Management System (SEMS) compliance efforts than those for the same period in 2012.

Production taxes. Production taxes were $2.1 million for the three months ended March 31, 2013, and $2.4 million for the comparable period in 2012. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

Workover costs. Our workover costs for the three months ended March 31, 2013 were $0.7 million, or $0.70 per Boe, and $1.0 million for the same period in 2012, or $0.93 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. During the first quarter of 2012, due to mechanical needs as well as new governmental regulations, the Company performed more workovers in that period than were necessary during the 2013 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended March 31, 2013 decreased to $18.3 million from $19.1 million for the three months ended March 31, 2012. The decrease in depreciation, depletion and amortization expense was primarily due to a smaller net oil and gas property cost base at March 31, 2013.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2013 decreased to $5.0 million from $5.6 million for the three months ended March 31, 2012. The decrease in general and administrative expenses was mainly due to lower consultant compensation costs and legal fees during the 2013 period.

Interest expense, net. Net interest expense increased to $6.7 million for the three months ended March 31, 2013, from $6.1 million for the three months ended March 31, 2012 due to higher debt levels, offset by a reduced weighted average interest rate. Debt balances averaged $250 million during the three months ended March 31, 2013 and $200 million during the three months ended March 31, 2012. Interest rates averaged 10.6% and 12.5% during the three months ended March 31, 2013 and 2012, respectively.

Income tax (benefit) provision. For the three months ended March 31, 2013, the Company recorded an income tax benefit of $1.3 million as compared to income tax expense of $3.4 million for the three months ended March 31, 2012. Income tax (benefit) expense recognized was based on effective tax rate calculations of approximately 39.9% at March 31, 2013 and approximately 39.4% at March 31, 2012. The difference in the rates for the first quarters of 2013 and 2012 was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

Capital Expenditures

The Company spent approximately $25 million on capital expenditures during the first three months of 2013. We anticipate spending an additional $119 million on capital expenditures during the remainder of 2013. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2013 capital expenditure budget is approximately $144 million, of which approximately $25 million was expended in the first three months of 2013. The remaining capital budget of $119 million consists of:

•	$15 million for geological and geophysical costs;

•	$18 million for Louisiana state drilling and development;

•	$16 million for onshore drilling and development prospects in California and Oklahoma;

•	$12 million for onshore drilling and development prospects in Texas;

•	$34 million for final completion operations and platform and infrastructure upgrades for all project areas;

•	$4 million for plugging and abandonment costs primarily for offshore properties; and

•	$20 million for new ventures to be developed.

While we have budgeted $119 million for these purposes for the remainder of 2013, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2013 capital budget has been funded from our cash flows from operations. We believe our existing cash balance, cash flows from operations, borrowings under our Amended Revolving Credit Facility, and proceeds from the sale of other non-core assets should be sufficient to fund the remainder of our 2013 capital expenditure budget.

As of March 31, 2013, we had $50.0 million outstanding under our revolving credit facility and $200.0 million in Existing Notes outstanding. The borrowing base on our revolving credit facility remains $62.5 million.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
In thousands
Net cash provided by operating activities	$38,803	$33,395
Net cash used in investing activities	(6,864)	(62,826)
Net cash used in financing activities	(2,808)	(3,397)

Net increase (decrease) in cash and cash equivalents	$29,131	$(32,828)

Cash flows provided by operating activities

Operating activities provided cash totaling $38.8 million during the three months ended March 31, 2013 as compared to cash provided by operating activities of $33.4 million during the three months ended March 31, 2012. The increase in operating cash flows during the three months ended March 31, 2013 was primarily due to increases in accounts payable and accrued interest balances.

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

Cash flows used in investing activities

Investing activities used cash totaling $6.9 million during the three months ended March 31, 2013 as compared to cash used in investing activities of $62.8 million during the same period in 2012. Cash used in investing activities during the three months ended March 31, 2013 decreased as compared to the same period of 2012 primarily because of decreased drilling activity in shallow waters and onshore Texas. Also, proceeds from asset sales occurring in the first three months of 2013 generated $17.3 million of additional cash. No asset sales occurred during the first three months of 2012.

Our capital expenditures for drilling, development and acquisition costs during the three months ended March 31, 2013 and 2012 are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Project Area
Federal	$888	$727
Shallow State Waters	7,189	33,959
Onshore Texas, Louisiana and Mississippi	14,057	21,306
Oklahoma and Mid-Continent	2,452	6,042

Total	$24,586	$62,034

Cash flows used in financing activities

Financing activities used cash totaling $2.8 million during the three months ended March 31, 2013 as compared to cash used in financing activities of $3.4 million during the same period in 2012. Cash flows used in financing activities during the first three months of both 2013 and 2012 consisted primarily of payments on borrowings and for shareholder dividends.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

While the use of these derivative arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of derivative transactions may involve basis risk. The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. All of our derivative transactions are settled based upon reported settlement prices on the NYMEX.

At March 31, 2013, on a Boe basis, commodity derivative instruments were in place covering approximately 57% of our projected oil and natural gas sales for 2013, approximately 34% of our projected oil and natural gas sales for 2014 and approximately 22% of our projected oil and natural gas sales for 2015. Approximately 62% of the Company’s 2013 gas production, approximately 44% of the Company’s 2014 gas production, approximately 37% of the Company’s 2015 gas production, approximately 45% of the Company’s 2013 oil production, and approximately 18% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of March 31, 2013, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	48,893	$94.51
2014(2)	17,433	$85.55

(1)	Average volume is calculated for the remainder of the 2013 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

	NYMEX Contract Price
	Sell Call		Buy Call
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	40,058	$113.12	26,706	$117.05

	NYMEX Contract Price
	Sell Put		Buy Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	21,389	$70.00	21,389	$70.00
2014(2)	15,925	$63.60	—	—

(1)	Average volume is calculated for the remainder of the 2013 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

As of March 31, 2013, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps

	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2013(1)	860,712	$3.80
2014	443,767	$3.96
2015	252,475	$4.74

(1)	Average volume is calculated for the remainder of the 2013 year.

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

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Existing Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original Notes. On November 18, 2011, the Company closed an exchange offer registering all of the Additional Notes.

As of March 31, 2013, a total of $200.0 million notional amount of the Existing Notes was outstanding. The carrying amount of the Existing Notes including unamortized premium and discount was $200.0 million as of March 31, 2013.

On April 11, 2013, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Notes,” and together with the Existing Notes, the “Notes”). The New Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, under which the Company issued the Existing Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11,

2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Existing Notes, although they bear a different CUSIP number than the Existing Notes until they are no longer restricted securities under the Securities Act. The New Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the indebtedness under our Amended Revolving Credit Facility.

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

As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the Indenture as a result of the non-timely filing of its March 31, 2013 condensed consolidated financial statements on Form 10-Q. The Indenture includes customary grace and cure periods of 120 days, and the violation was cured with this filing on August 14, 2013. Accordingly, no reclassification of the outstanding Notes to current liabilities was required.

Amended Revolving Credit Facility

The borrowing base remains $62.5 million of which $50.0 million was drawn at March 31, 2013. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at March 31, 2013. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement as a result of the non-timely filing of its March 31, 2013 condensed consolidated financial statements on Form 10-Q. The Company received a waiver from its lenders through August 15, 2013 with respect to this violation, and it was cured with this filing on August 14, 2013. Accordingly, no reclassification of the outstanding obligation to current liabilities was required. The maturity date is July 1, 2015.

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

There have been no changes to our critical accounting policies from those disclosed in our Form 10-K/A for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

See “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies” for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the three months ended March 31, 2013, our annual oil sales would increase or decrease by approximately $10.1 million for each $10.00 per barrel change in crude oil prices and our annual gas sales would increase or decrease by approximately $16.8 million for each $1.00 per MMBtu change in natural gas prices.

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

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($6.1 million at March 31, 2013) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($28.7 million in receivables at March 31, 2013). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. We had $50 million outstanding under the Amended Revolving Credit Facility at March 31, 2013. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed on July 24, 2013.

Changes in Internal Control over Financial Reporting. The Company is working to remediate the material weaknesses; however, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Other than the foregoing, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 that was filed with the SEC on July 24, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors. You should also consider the matters addressed under “Cautionary Note Regarding Forward-Looking Statements.” Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

August 14, 2013	By:	RAAM Global Energy Company

By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.