Form 10-Q
period 2013-06-30
RAAM Global Energy Co
filed 2013-08-14
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$55,891	$68,671
Accounts receivable, net of $182 and $185 provision for bad debts in 2013 and 2012, respectively	6,348	4,598
Revenues receivable	24,953	28,527
Income taxes receivable	1,276	1,438
Deferred tax asset—current portion	1,705	872
Commodity derivatives—current portion	448	2,369
Prepaid assets	7,474	3,180
Other current assets	4,469	4,063

Total current assets	102,564	113,718

Oil and gas properties (full-cost method):
Properties being amortized	1,422,664	1,340,650
Properties not subject to amortization	58,081	81,292
Less accumulated depreciation, depletion, and amortization	(802,542)	(767,674)

Net oil and gas properties	678,203	654,268

Other assets:
Other capitalized assets, net	7,196	6,771
Commodity derivatives	1,757	1,381
Other	3,172	3,316

Total other assets	12,125	11,468

Total assets	$792,892	$779,454

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,470	$19,627
Revenues payable	16,383	24,587
Interest payable—senior secured notes	7,813	6,250
Current taxes payable	12	313
Advances from joint interest partners	—	85
Commodity derivatives—current portion	1,229	1,114
Asset retirement obligations—current portion	11,027	11,195
Debt—current portion	5,685	1,975

Total current liabilities	78,619	65,146

Other liabilities:
Commodity derivatives	393	1,091
Asset retirement obligations	28,478	28,178
Debt	2,511	52,584
Senior secured notes	251,334	199,982
Deferred income taxes	139,352	138,596
Other long-term liabilities	196	328

Total other liabilities	422,264	420,759

Total liabilities	500,883	485,905

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2013 and 2012, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2013 and 2012	(5,736)	(5,736)
Retained earnings	233,047	235,538

Total shareholders’ equity attributable to RAAM Global	289,789	292,280
Noncontrolling interest	2,220	1,269

Total shareholders’ equity	292,009	293,549

Total liabilities and shareholders’ equity	$792,892	$779,454

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gas sales	$15,806	$13,855	$32,492	$30,236
Oil sales	22,869	29,987	49,791	58,085
Realized and unrealized gains (losses) on derivatives, net	5,726	15,902	(474)	22,319

Total revenues	44,401	59,744	81,809	110,640

Costs and expenses:
Production and delivery costs	8,252	9,734	15,938	18,128
Production taxes	1,820	2,340	3,910	4,765
Workover costs	802	478	1,458	1,440
Depreciation, depletion and amortization	17,855	43,659	36,181	62,727
General and administrative expenses	4,655	4,673	9,630	10,295

Total operating expense	33,384	60,884	67,117	97,355

Income (loss) from operations	11,017	(1,140)	14,692	13,285

Other income (expenses):
Interest expense, net	(7,800)	(2,669)	(14,549)	(8,776)
Other, net	(25)	25	(147)	217

Total other income (expenses)	(7,825)	(2,644)	(14,696)	(8,559)

Income (loss) before taxes	3,192	(3,784)	(4)	4,726

Income tax provision (benefit)	1,251	(1,924)	(26)	1,427

Net income (loss) including noncontrolling interest	$1,941	$(1,860)	$22	$3,299

Net income attributable to noncontrolling interest (net of tax)	431	86	951	203

Net income (loss) attributable to RAAM Global	$1,510	$(1,946)	$(929)	$3,096

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income including noncontrolling interest	$22	$3,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,101	63,641
Deferred income taxes	(76)	(560)
Changes in assets and liabilities:
Accounts and revenues receivable	1,823	4,918
Income tax receivables	161	1,761
Prepaids and other current assets	(4,084)	(6,752)
Change in derivatives, net	962	8,086
Accounts payable and accrued liabilities	16,296	(6,352)
Revenues payable	(8,204)	(7,468)
Interest payable on Senior Secured Notes	1,563	—
Current taxes payable	(301)	(323)
Other long-term liabilities	(132)	(10)

Net cash provided by operating activities	45,131	60,240

Investing activities
Change in advances from joint interest partners	(85)	(197)
Payment of prepaid drilling expenses	—	(1,000)
Additions to oil and gas properties and equipment	(77,181)	(120,102)
Proceeds from net sales of oil and gas properties	17,320	2,015

Net cash used in investing activities	(59,946)	(119,284)

Financing activities
Proceeds from borrowings	6,757	58,212
Payments on borrowings	(53,119)	(3,345)
Issuance of 12.5% Senior Secured Notes due 2015	51,500	—
Payments of deferred bond costs	(1,540)	—
Payment of dividends	(1,563)	(3,125)

Net cash provided by financing activities	2,035	51,742

Decrease in cash and cash equivalents	(12,780)	(7,302)
Cash and cash equivalents, beginning of period	68,671	51,743

Cash and cash equivalents, end of period	$55,891	$44,441

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.6 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $3.1 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively. The Company capitalized interest of $0.4 million and $4.3 million during the three months ended June 30, 2013 and 2012, respectively, related to significant active properties not subject to amortization. The Company capitalized interest of $0.8 million and $4.9 million during the six months ended June 30, 2013 and 2012, respectively, related to significant active properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $58.1 million and $81.3 million at June 30, 2013 and December 31, 2012, respectively. The Company believes that the unevaluated properties at June 30, 2013 will be substantially evaluated during the remainder of 2013, 2014 and 2015, and the costs will begin to be amortized at that time.

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

At June 30, 2013, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $88.13 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.44 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. For 2012, the Company’s ceiling test computation resulted in a $37.0 million write-down and was based on twelve-month average prices of $91.21 per barrel of oil, plus adjustments and $2.76 per MMBtu of natural gas, plus adjustments.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as cash flow hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains (losses) on derivatives, net in the accompanying condensed consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains (losses) on derivatives, net in the accompanying condensed consolidated statements of operations. See Note 5, Commodity Derivative Instruments and Derivative Activities included elsewhere in this quarterly report for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid in each reporting period.

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

The change in the Company’s asset retirement obligations is set forth below:

In thousands
Balance of ARO as of January 1, 2013	$39,373
Accretion expense	679
Additions	2,313
Settlement of ARO	(1,472)
Changes in ARO estimate	(1,388)

Balance of ARO as of June 30, 2013	$39,505

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At June 30, 2013 and December 31, 2012, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
In Thousands	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
June 30, 2013
Assets:
Commodity derivatives	$—	$3,283	$—	$3,283	$(1,078)	$2,205
Liabilities:
Commodity derivatives	—	(2,700)	—	(2,700)	1,078	(1,622)
December 31, 2012
Assets:
Commodity derivatives	$—	$8,429	$—	$8,429	$(4,679)	$3,750
Liabilities:
Commodity derivatives	—	(6,884)	—	(6,884)	4,679	(2,205)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

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

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	June 30, 2013	December 31, 2012
In thousands
Assets:
Fair value of commodity derivatives—current assets	$448	$2,369
Fair value of commodity derivatives—long-term assets	1,757	1,381

Total Assets	$2,205	$3,750

Liabilities:
Fair value of commodity derivatives—current liabilities	$(1,229)	$(1,114)
Fair value of commodity derivatives—long-term liabilities	(393)	(1,091)

Total Liabilities	$(1,622)	$(2,205)

During September 2010, July 2011 and April 2013, the Company issued senior secured notes (the “Notes”). At June 30, 2013, the fair value of the Notes was estimated to be approximately $260.0 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of June 30, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.3 million as of June 30, 2013. See Note 6, Debt for further information.

The carrying value of Cash and cash equivalents, Accounts receivable, Revenues receivable, Accounts payable, and Revenues payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Amended Revolving Credit Facility (as defined in Note 6) are at variable interest rates and accordingly their carrying amounts approximate fair value.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at June 30, 2013 and December 31, 2012 were $31.3 million and $33.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $22.3 million and $24.0 million were due from five companies at June 30, 2013 and December 31, 2012, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at June 30, 2013 and December 31, 2012 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of June 30, 2013 and December 31, 2012. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

The table below summarizes the amount of derivative instrument gains and losses reported in the condensed consolidated statements of operations as Realized and unrealized gains (losses) on derivatives, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commodity derivatives:
Realized (losses) gains	$(1,492)	$3,354	$488	$30,405
Unrealized gains (losses)	7,218	12,548	(962)	(8,086)

Realized and unrealized gains (losses) on derivatives, net	$5,726	$15,902	$(474)	$22,319

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period. The Company has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

As of June 30, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2013, 2014 and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
July 2013—September 2013	Swap	30,667	$3.70
July 2013—December 2013	Swap	153,333	$3.67
July 2013—December 2013	Swap	288,583	$3.81
July 2013—December 2013	Swap	114,933	$3.79
July 2013—December 2013	Swap	166,119	$3.86
July 2013—December 2013	Swap	29,130	$3.91
January 2014—June 2014	Swap	150,833	$4.09
January 2014—December 2014	Swap	152,083	$3.67
January 2014—December 2014	Swap	121,083	$4.15
January 2014—December 2014	Swap	79,850	$4.00
July 2014—December 2014	Swap	30,667	$4.00
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35

As of June 30, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
July 2013—December 2013	Call—Sell	13,401	$125.00
July 2013—December 2013	Swap	5,088	$95.72
July 2013—December 2013	Put—Sell	21,467	$70.00
July 2013—December 2013	Put—Buy	21,467	$70.00
July 2013—December 2013	Call—Sell	13,401	$109.10
July 2013—December 2013	Call—Buy	13,401	$109.10
July 2013—December 2013	Call—Sell	13,401	$105.25
July 2013—December 2013	Call—Buy	13,401	$125.00
July 2013—December 2013	Swap	9,792	$95.35
July 2013—December 2013	Swap	15,333	$85.50
January 2014—June 2014	Swap	24,133	$85.40
January 2014—September 2014	Put—Sell	21,233	$63.60
July 2014—September 2014	Swap	21,467	$85.90

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

On April 11, 2013, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Notes,” collectively with the Original Notes and the Additional Notes, the “Notes”). The New Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes, although they bear a different CUSIP number than the Original and Additional Notes until they are no longer restricted securities under the Securities Act. The New Notes are jointly and severally, and unconditionally, guaranteed (the “Guarantees”) on a senior secured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the indebtedness under our Amended Revolving Credit Facility entered into on November 29, 2011 (collectively, the “Guarantors”). The New Notes were sold at 103.0% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Company received net proceeds from the issuance and sale of the New Notes of approximately $50.3 million, after underwriting fees and estimated offering expenses. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s revolving credit facility and for general corporate purposes.

As of June 30, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.3 million as of June 30, 2013. At June 30, 2013, the fair value of the Notes was estimated to be approximately $260.0 million, based on the prices the Notes have recently been quoted at in the market.

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

As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the Indenture as a result of the non-timely filing of its March 31, 2013 quarterly condensed consolidated financial statements on Form 10-Q. The Indenture includes customary grace and cure periods of 120 days, and the violation was cured with the filing of the Company’s March 31, 2013 Form 10-Q on August 14, 2013. Accordingly, no reclassification of the outstanding Notes to current liabilities was required.

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base remains $62.5 million of which zero and $50.0 million were drawn at June 30, 2013 and at December 31, 2012. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at June 30, 2013, with the following exception. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement as a result of the non-timely filing of its March 31, 2013 quarterly condensed consolidated financial statements on Form 10-Q. The Company received a waiver from its lenders through August 15, 2013 with respect to this violation, and it was cured with the filing of the Company’s March 31, 2013 Form 10-Q on August 14, 2013. Accordingly, no reclassification of the outstanding obligation to current liabilities was required.

Promissory Note

The Company has a promissory note related to the construction of the Houston office building. The balance was approximately $2.7 million at June 30, 2013 and at December 31, 2012. The note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2013, the Company entered into an agreement to finance the premiums for its annual insurance policies. At June 30, 2013, $5.5 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2014. There are no covenant requirements under this agreement.

7. Income Taxes

Income tax expense for the three months ended June 30, 2013 was $1.3 million or an effective tax rate of 39.2% compared to an income tax benefit of $1.9 million or an effective tax rate of 50.8% for the three months ended June 30, 2012. The Income tax benefit for the six months ended June 30, 2013 was $26,000 or an effective tax rate of 648.0% compared to income tax expense of $1.4 million or an effective tax rate of 30.2% for the six months ended June 30, 2012. The Company’s effective income tax rates for the three and six months ended June 30, 2013 and 2012 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During the six months ended June 30, 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013. During the six months ended June 30, 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012 and June 25, 2012.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $0.9 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $3.6 million and $6.6 million at June 30, 2013 and December 31, 2012, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

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

11. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. Each of RAAM Global’s 100%-owned subsidiaries are guarantors of the Notes described in Note 6, Debt. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012, and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At June 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$528	$55,358	$5	$—	$55,891
Receivables, net	1,276	41,926	1,061	(11,686)	32,577
Deferred tax asset—current portion	—	1,705	—	—	1,705
Commodity derivatives—current portion	—	448	—	—	448
Prepaids and other current assets	2,444	9,499	—	—	11,943

Total current assets	4,248	108,936	1,066	(11,686)	102,564

Net oil and gas properties	989	664,284	12,930	—	678,203
Total other assets	555,041	2,560	—	(545,476)	12,125

Total assets	$560,278	$775,780	$13,996	$(557,162)	$792,892

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$8,887	$52,839	$10,638	$(11,686)	$60,678
Commodity derivatives—current portion	—	1,229	—	—	1,229
Asset retirement obligations—current portion	—	11,027	—	—	11,027
Debt—current portion	143	5,542	—	—	5,685

Total current liabilities	9,030	70,637	10,638	(11,686)	78,619
Other liabilities:
Commodity derivatives	—	393	—	—	393
Asset retirement obligations	—	28,296	182	—	28,478
Debt	2,511	—	—	—	2,511
Senior secured notes	251,334	—	—	—	251,334
Deferred income taxes	5,198	133,198	956	—	139,352
Other long-term liabilities	196	—	—	—	196

Total other liabilities	259,239	161,887	1,138	—	422,264

Total liabilities	268,269	232,524	11,776	(11,686)	500,883
Total shareholders’ equity attributable to RAAM Global	289,789	543,256	2,220	(545,476)	289,789

Noncontrolling interest	2,220	—	—	—	2,220
Total shareholders’ equity	292,009	543,256	2,220	(545,476)	292,009

Total liabilities and shareholders’ equity	$560,278	$775,780	$13,996	$(557,162)	$792,892

Condensed Consolidating Balance Sheets

At December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$514	$68,148	$9	$—	$68,671
Receivables, net	1,305	45,760	1,096	(13,598)	34,563
Deferred tax asset—current portion	—	872	—	—	872
Commodity derivatives—current portion	—	2,369	—	—	2,369
Prepaids and other current assets	1,939	5,304	—	—	7,243

Total current assets	3,758	122,453	1,105	(13,598)	113,718

Net oil and gas properties	364	640,675	13,229	—	654,268
Total other assets	505,011	2,230	—	(495,773)	11,468

Total assets	$509,133	$765,358	$14,334	$(509,371)	$779,454

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$7,354	$44,516	$12,505	$(13,598)	$50,777
Advances from joint interest partners	—	85	—	—	85
Commodity derivatives—current portion	—	1,114	—	—	1,114
Asset retirement obligations—current portion	—	11,195	—	—	11,195
Debt—current portion	138	1,837	—	—	1,975

Total current liabilities	7,492	58,747	12,505	(13,598)	65,146
Other liabilities:
Commodity derivatives	—	1,091	—	—	1,091
Asset retirement obligations	—	28,014	164	—	28,178
Debt	2,584	50,000	—	—	52,584
Senior secured notes	199,982	—	—	—	199,982
Deferred income taxes	5,198	133,002	396	—	138,596
Other long-term liabilities	328	—	—	—	328

Total other liabilities	208,092	212,107	560	—	420,759

Total liabilities	215,584	270,854	13,065	(13,598)	485,905
Total shareholders’ equity attributable to RAAM Global	292,280	494,504	1,269	(495,773)	292,280

Noncontrolling interest	1,269	—	—	—	1,269
Total shareholders’ equity	293,549	494,504	1,269	(495,773)	293,549

Total liabilities and shareholders’ equity	$509,133	$765,358	$14,334	$(509,371)	$779,454

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$15,033	$773	$—	$15,806
Oil sales	—	22,012	857	—	22,869
Realized and unrealized gains on derivatives, net	—	5,726	—	—	5,726

Total revenues	—	42,771	1,630	—	44,401
Costs and expenses:
Production and delivery costs	—	8,139	113	—	8,252
Production taxes	—	1,755	65	—	1,820
Workover costs	—	797	5	—	802
Depreciation, depletion and amortization	189	16,912	754	—	17,855
General and administrative expenses	2,152	2,500	3	—	4,655

Total operating expense	2,341	30,103	940	—	33,384

Income (loss) from operations	(2,341)	12,668	690	—	11,017
Other income (expenses):
Interest expense, net	(7,719)	(81)	—	—	(7,800)
Income from equity investment in subsidiaries	11,785	—	—	(11,785)	—
Other, net	8	(33)	—	—	(25)

Total other income (expenses)	4,074	(114)	—	(11,785)	(7,825)

Income (loss) before taxes	1,733	12,554	690	(11,785)	3,192
Income tax (benefit) provision	(208)	1,200	259	—	1,251

Net income (loss) including noncontrolling interest	$1,941	$11,354	$431	$(11,785)	$1,941

Net income attributable to noncontrolling interest (net of tax)	431	—	—	—	431

Net income (loss) attributable to RAAM Global	$1,510	$11,354	$431	$(11,785)	$1,510

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$13,465	$390	$—	$13,855
Oil sales	—	29,307	680	—	29,987
Realized and unrealized gains on derivatives, net	—	15,902	—	—	15,902

Total revenues	—	58,674	1,070	—	59,744
Costs and expenses:
Production and delivery costs	—	9,608	126	—	9,734
Production taxes	—	2,283	57	—	2,340
Workover costs	—	478	—	—	478
Depreciation, depletion and amortization	81	42,836	742	—	43,659
General and administrative expenses	1,146	3,526	1	—	4,673

Total operating expense	1,227	58,731	926	—	60,884

Income (loss) from operations	(1,227)	(57)	144	—	(1,140)
Other income (expenses):
Interest expense, net	(2,512)	(157)	—	—	(2,669)
Income from equity investment in subsidiaries	4,219	—	—	(4,219)	—
Other, net	2	23	—	—	25

Total other income (expenses)	1,709	(134)	—	(4,219)	(2,644)

Income (loss) before taxes	482	(191)	144	(4,219)	(3,784)
Income tax provision (benefit)	2,342	(4,324)	58	—	(1,924)

Net income (loss) including noncontrolling interest	$(1,860)	$4,133	$86	$(4,219)	$(1,860)

Net income attributable to noncontrolling interest (net of tax)	86	—	—	—	86

Net income (loss) attributable to RAAM Global	$(1,946)	$4,133	$86	$(4,219)	$(1,946)

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$30,947	$1,545	$—	$32,492
Oil sales	—	47,950	1,841	—	49,791
Realized and unrealized losses on derivatives, net	—	(474)	—	—	(474)

Total revenues	—	78,423	3,386	—	81,809
Costs and expenses:
Production and delivery costs	—	15,709	229	—	15,938
Production taxes	—	3,776	134	—	3,910
Workover costs	—	1,452	6	—	1,458
Depreciation, depletion and amortization	361	34,330	1,490	—	36,181
General and administrative expenses	3,932	5,694	4	—	9,630

Total operating expense	4,293	60,961	1,863	—	67,117

Income (loss) from operations	(4,293)	17,462	1,523	—	14,692
Other income (expenses):
Interest expense, net	(14,039)	(510)	—	—	(14,549)
Income from equity investment in subsidiaries	18,543	—	—	(18,543)	—
Other, net	(150)	3	—	—	(147)

Total other income (expenses)	4,354	(507)	—	(18,543)	(14,696)

Income (loss) before taxes	61	16,955	1,523	(18,543)	(4)
Income tax provision (benefit)	39	(637)	572	—	(26)

Net income (loss) including noncontrolling interest	$22	$17,592	$951	$(18,543)	$22

Net income attributable to noncontrolling interest (net of tax)	951	—	—	—	951

Net income (loss) attributable to RAAM Global	$(929)	$17,592	$951	$(18,543)	$(929)

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$29,537	$699	$—	$30,236
Oil sales	—	56,961	1,124	—	58,085
Realized and unrealized gains on derivatives, net	—	22,319	—	—	22,319

Total revenues	—	108,817	1,823	—	110,640
Costs and expenses:
Production and delivery costs	—	17,936	192	—	18,128
Production taxes	—	4,676	89	—	4,765
Workover costs	—	1,440	—	—	1,440
Depreciation, depletion and amortization	162	61,347	1,218	—	62,727
General and administrative expenses	2,587	7,706	2	—	10,295

Total operating expense	2,749	93,105	1,501	—	97,355

Income (loss) from operations	(2,749)	15,712	322	—	13,285
Other income (expenses):
Interest expense, net	(8,590)	(186)	—	—	(8,776)
Income from equity investment in subsidiaries	16,436	—	—	(16,436)	—
Other, net	187	30	—	—	217

Total other income (expenses)	8,033	(156)	—	(16,436)	(8,559)

Income (loss) before taxes	5,284	15,556	322	(16,436)	4,726
Income tax provision (benefit)	1,985	(677)	119	—	1,427

Net income (loss) including noncontrolling interest	$3,299	$16,233	$203	$(16,436)	$3,299

Net income attributable to noncontrolling interest (net of tax)	203	—	—	—	203

Net income (loss) attributable to RAAM Global	$3,096	$16,233	$203	$(16,436)	$3,096

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,599	$58,044	$3,031	$(18,543)	$45,131
Investing activities
Change in investments between affiliates	(49,164)	32,499	(1,878)	18,543	—
Change in advances from joint interest partners	—	(85)	—	—	(85)
Additions to oil and gas properties and equipment	(1,751)	(74,273)	(1,157)	—	(77,181)
Proceeds from net sales of oil and gas properties	—	17,320	—	—	17,320

Net cash (used in) provided by investing activities	(50,915)	(24,539)	(3,035)	18,543	(59,946)
Financing activities
Proceeds from borrowings	—	6,757	—	—	6,757
Payments on borrowings	(67)	(53,052)	—	—	(53,119)
Issuance of 12.5% Senior Secured Notes due 2015	51,500	—	—	—	51,500
Payments of deferred bond costs	(1,540)	—	—	—	(1,540)
Payment of dividends	(1,563)	—	—	—	(1,563)

Net cash provided by (used in) financing activities	48,330	(46,295)	—	—	2,035

Increase (decrease) in cash and cash equivalents	14	(12,790)	(4)	—	(12,780)
Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$528	$55,358	$5	$—	$55,891

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,565	$69,405	$1,706	$(16,436)	$60,240
Investing activities
Change in investments between affiliates	3,291	(19,727)	—	16,436	—
Change in advances from joint interest partners	—	(197)	—	—	(197)
Payment of prepaid drilling expenses	—	(1,000)	—	—	(1,000)
Additions to oil and gas properties and equipment	(27)	(118,367)	(1,708)	—	(120,102)
Proceeds from net sales of oil and gas properties	—	2,015	—	—	2,015

Net cash provided by (used in) investing activities	3,264	(137,276)	(1,708)	16,436	(119,284)
Financing activities
Proceeds from borrowings	—	58,212	—	—	58,212
Payments on borrowings	(65)	(3,280)	—	—	(3,345)
Payment of dividends	(3,125)	—	—	—	(3,125)

Net cash (used in) provided by financing activities	(3,190)	54,932	—	—	51,742

Increase (decrease) in cash and cash equivalents	5,639	(12,939)	(2)	—	(7,302)
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$5,979	$38,450	$12	$—	$44,441

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

Recent Developments

During May 2013, a workover was performed successfully in the federal waters of Ship Shoal, and the well was placed into service on May 29, 2013. Another of our federal leases, designated as the Flatts’ Guitar prospect, is located in the deep waters of the Gulf of Mexico. This lease, which will expire in July 2014 unless a successful well is drilled, accounts for 34% of our total proved reserves at June 30, 2013. We recently submitted a revised exploration plan which we believe complies with the current post-Macondo regulations and are awaiting approval from the U.S. government. In the shallow waters of Louisiana, we drilled a successful well in the Breton Sound area which is currently being completed and we expect to bring it online in late August 2013. As a part of our remediation program for the wells in the Yegua Trend in East Texas which experienced casing failures due to formation collapse, we have drilled a sidetrack well which will be completed during August 2013 and is expected to go online in early September 2013. We are currently drilling a replacement well as part of the remediation program in the Yegua Trend which we expect to be placed into service during October 2013. We also drilled additional wells in the Yegua Trend which began producing in late June and early July 2013. July production averaged 9,562 Boepd as compared to an average of 8,718 Boepd for the second quarter of 2013 and 10,434 Boepd for the first quarter of 2013.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined below). The following table contains financial and operational data for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average daily production:
Oil (Bbl per day)	2,350	2,985	2,560	2,894
Natural gas (Mcf per day)	38,205	50,398	42,065	51,028
Oil equivalents (Boe per day)	8,718	11,384	9,571	11,399

Average prices: (1)
Oil ($/Bbl)	$106.94	$110.41	$107.46	$110.27
Natural gas ($/Mcf)	$4.55	$3.02	$4.27	$3.26
Oil equivalents ($/Boe)	$55.97	$57.67	$47.22	$53.33

Production and delivery costs ($/Boe)	$10.40	$9.40	$9.20	$8.74
General and administrative expenses ($/Boe)	$5.89	$4.79	$5.56	$5.11
Net income (loss) attributable to RAAM Global (in thousands)	$1,510	$(1,946)	$(929)	$3,096
Adjusted EBITDA (2) (in thousands)	$21,220	$29,929	$50,775	$84,145

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

The following table sets forth a reconciliation of net income as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to Adjusted EBITDA for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
In thousands
Net income (loss) attributable to RAAM Global	$1,510	$(1,946)	$(929)	$3,096
Unrealized (gains) losses on derivatives	(7,218)	(12,548)	962	8,086
Interest expense	7,822	2,688	14,587	8,809
Depreciation, depletion and amortization	17,855	43,659	36,181	62,727
Income taxes	1,251	(1,924)	(26)	1,427

Adjusted EBITDA	$21,220	$29,929	$50,775	$84,145

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized gains (losses) on derivatives, net in our condensed consolidated statements of operations for the periods indicated. See “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for more information on our derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Realized (losses) gains on derivatives, net:
Oil	$(565)	$(333)	$(55)	$(3,096)
Natural gas	(927)	3,687	543	33,501

Realized (losses) gains on derivatives, net	(1,492)	3,354	488	30,405
Unrealized gains (losses) on derivatives, net	7,218	12,548	(962)	(8,086)

Realized and unrealized gains (losses) on derivatives, net	$5,726	$15,902	$(474)	$22,319

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Oil sales	$22,869	$29,987	$49,791	$58,085
Realized losses on oil derivatives, net	(565)	(333)	(55)	(3,096)

Total realized revenues from oil sales	$22,304	$29,654	$49,736	$54,989

Gas sales	$15,806	$13,855	$32,492	$30,236
Realized (losses) gains on gas derivatives, net	(927)	3,687	543	33,501

Total realized revenues from gas sales	$14,879	$17,542	$33,035	$63,737

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

The table below shows the average realized price per unit from operations including the effects of commodity derivative instruments realized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Oil:
Average sales price ($/Bbl)	$106.94	$110.41	$107.46	$110.27
Effects of commodity derivatives ($/Bbl)	(2.64)	(1.22)	(0.12)	(5.88)

Average realized Price ($/Bbl)	$104.30	$109.19	$107.34	$104.39

Natural Gas:
Average sales price ($/Mcf)	$4.55	$3.02	$4.27	$3.26
Effects of commodity derivatives ($/Mcf)	(0.27)	0.81	0.07	3.60

Average realized Price ($/Mcf)	$4.28	$3.83	$4.34	$6.86

Totals:
Average sales price ($/Boe)	$55.97	$57.67	$47.22	$53.33
Effects of commodity derivatives ($/Boe)	(9.10)	(12.11)	0.57	3.90

Average realized Price ($/Boe)	$46.87	$45.56	$47.79	$57.23

Results of Operations

The following table sets forth the unaudited results of operations for the three and six month periods ended June 30, 2013 and 2012 in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gas sales	$15,806	$13,855	$32,492	$30,236
Oil sales	22,869	29,987	49,791	58,085
Realized and unrealized gains (losses) on derivatives, net	5,726	15,902	(474)	22,319

Total revenues	44,401	59,744	81,809	110,640
Costs and expenses:
Production and delivery costs	8,252	9,734	15,938	18,128
Production taxes	1,820	2,340	3,910	4,765
Workover costs	802	478	1,458	1,440
Depreciation, depletion and amortization	17,855	43,659	36,181	62,727
General and administrative expenses	4,655	4,673	9,630	10,295

Total operating expense	33,384	60,884	67,117	97,355

Income (loss) from operations	11,017	(1,140)	14,692	13,285
Other income (expenses):
Interest expense, net	(7,800)	(2,669)	(14,549)	(8,776)
Other, net	(25)	25	(147)	217

Total other income (expenses)	(7,825)	(2,644)	(14,696)	(8,559)

Income (loss) before taxes	3,192	(3,784)	(4)	4,726
Income tax provision (benefit)	1,251	(1,924)	(26)	1,427

Net income (loss) including noncontrolling interest	$1,941	$(1,860)	$22	$3,299

Net income attributable to noncontrolling interest (net of tax)	431	86	951	203

Net income (loss) attributable to RAAM Global	$1,510	$(1,946)	$(929)	$3,096

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended June 30, 2013 decreased to 0.8 MMBoe from 1.0 MMBoe for the three months ended June 30, 2012. During the three months ended June 30, 2013, gas production decreased 24% and oil production decreased 21%, resulting in a 23% decrease in BOE over the three months ended June 30, 2012. Oil and natural gas production decreased due to a production decline from some of our wells in the Yegua Trend and the West Cameron area, which was only partially offset by production from new wells brought online. We have experienced casing failure in the Yegua Trend, which is believed to be the result of the collapse of the formation resulting from the normal decrease in pressure as the field was produced. The Company has a remediation program in place for correcting this situation. In addition our federal wells in the West Cameron area have steep declines, and we currently have no drilling activity in that area.

Total revenues. Total revenues for the three months ended June 30, 2013 decreased to $44.4 million from $59.7 million for the three months ended June 30, 2012. Gas revenues (exclusive of derivatives) increased $2.0 million or 14% due to higher gas prices, partially offset by lower gas volumes for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Gas prices increased by 12% from an average price of $3.02 for the three months ended June 30, 2012 to an average gas price of $4.55 for the three months ended June 30, 2013. Realized gas revenues (including realized revenues from derivative activities) decreased by $2.7 million or 15% due mainly to the decline in realized gains (losses) from gas derivatives. Realized losses on gas derivatives during the three months ended June 30, 2013 totaled $0.9 million, a decrease from realized gains on gas derivatives during the three months ended June 30, 2012 of $3.7 million. Realized average gas prices increased from $3.83 for the three months ended June 30, 2012 to $4.28 for the three months ended June 30, 2013.

Oil revenues (exclusive of derivatives) decreased $7.1 million or 24% due to lower oil volumes and lower oil prices. The average oil price of $106.94 for the three months ended June 30, 2013 decreased by 3% over the average oil price of $110.41 for the three months ended June 30, 2012. Oil revenues (including realized revenues from derivative activities) decreased by $7.3 million or 25% due to lower oil prices and lower oil volumes. Realized losses on oil derivatives during the three months ended June 30, 2013 totaled $0.6 million, a decrease from realized losses on oil derivatives during the three months ended June 30, 2012 of $0.3 million. Realized average oil prices decreased from $109.19 for the three months ended June 30, 2012 to $104.30 for the three months ended June 30, 2013.

Unrealized gains on oil and natural gas derivative contracts were $7.2 million for the three months ended June 30, 2013 as compared to $12.5 million for the three months ended June 30, 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the three months ended June 30, 2013 decreased to $8.3 million from $9.7 million for the same period in 2012. Production and delivery costs per Boe increased to $10.40 per Boe for the three months ended June 30, 2013 from $9.40 per Boe for the same period in 2012 as a result of decreased oil and gas production described above in the second quarter of 2013. In the second quarter of 2013 the Company experienced lower costs for boat transportation services, supplies and tools, and Safety and Environmental Management System (SEMS) compliance efforts than those during the same period in 2012.

Production taxes. Production taxes were $1.8 million for the three months ended June 30, 2013, and $2.3 million for the comparable period in 2012. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

Workover costs. Our workover costs for the three months ended June 30, 2013 were $0.8 million, or $1.01 per Boe, and $0.5 million for the same period in 2012, or $0.46 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs during the second quarter of 2013, the Company performed more workovers in that period than were necessary during the 2012 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended June 30, 2013 decreased to $17.9 million from $43.7 million for the three months ended June 30, 2012. The decrease in depreciation, depletion and amortization expense was primarily because of a $24.0 million ceiling test write-down at June 30, 2012.

General and administrative expenses. General and administrative expenses were flat at $4.7 million for the three months ended June 30, 2013 and 2012, respectively.

Interest expense, net. Net interest expense increased to $7.8 million for the three months ended June 30, 2013, from $2.7 million for the three months ended June 30, 2012 because of higher debt levels, higher interest rates and lower amounts of capitalized interest during the 2013 period due to a reduction in properties and costs eligible for capitalized interest. Debt balances averaged $250.0 million and $215.3 million during the three months ended June 30, 2013 and 2012, respectively. Interest rates averaged 11.9% and 11.2% during the three months ended June 30, 2013 and 2012, respectively. Amounts of interest expense capitalized to net oil and gas properties during the second quarter of 2013 are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax provision (benefit). For the three months ended June 30, 2013, the Company recorded income tax expense of $1.3 million as compared to an income tax benefit of $1.9 million for the three months ended June 30, 2012. Income tax provision (benefit) recognized was based on effective tax rate calculations of approximately 39.2% at June 30, 2013 and approximately 50.8% at June 30, 2012. The difference in the rates for the second quarters of 2013 and 2012 was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Oil and natural gas production. Oil and natural gas production for the six months ended June 30, 2013 decreased to 1.7 MMBoe from 2.1 MMBoe for the six months ended June 30, 2012. During the six months ended June 30, 2013, gas production decreased 18% and oil production decreased 12%, resulting in a 16% decrease in BOE over the six months ended June 30, 2012. Oil and natural gas production decreased due to a production decline from some of our wells in the Yegua Trend and the West Cameron area, which was only partially offset by production from new wells brought online. We have experienced casing failure in the Yegua Trend, which is believed to be the result of the collapse of the formation resulting from the normal decrease in pressure as the field was produced. The Company has a remediation program in place for correcting this situation. In addition our federal wells in the West Cameron area have steep declines, and we currently have no drilling activity in that area.

Total revenues. Total revenues for the six months ended June 30, 2013 decreased to $81.8 million from $110.6 million for the six months ended June 30, 2012. Gas revenues (exclusive of derivatives) increased $2.3 million or 7% due to higher gas prices, partially offset by lower gas volumes for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Gas prices increased by 31% from an average price of $3.26 for the six months ended June 30, 2012 to an average gas price of $4.27 for the six months ended June 30, 2013. Realized gas revenues (including realized revenues from derivative activities) decreased by $30.7 million or 48% due mainly to the monetization of gas derivatives of $23.3 million during February 2012. Realized gains on gas derivatives during the six months ended June 30, 2013 totaled $0.5 million, a decrease from realized gains on gas derivatives during the six months ended June 30, 2012 of $33.5 million. Realized average gas prices decreased from $6.86 for the six months ended June 30, 2012 to $4.34 for the six months ended June 30, 2013.

Oil revenues (exclusive of derivatives) decreased $8.3 million or 14% due to lower oil volumes and lower oil prices. The average oil price of $107.46 for the six months ended June 30, 2013 decreased by 3% over the average oil price of $110.27 for the six months ended June 30, 2012. Oil revenues (including realized revenues from derivative activities) decreased by $5.3 million or 9% due to lower oil prices and lower oil volumes. Realized losses on oil derivatives during the six months ended June 30, 2013 totaled $55,000, an increase from realized losses on oil derivatives during the six months ended June 30, 2012 of $3.1 million. Realized average oil prices, including the effects of commodity derivatives, increased from $104.39 for the six months ended June 30, 2012 to $107.34 for the six months ended June 30, 2013.

Unrealized losses on oil and natural gas derivative contracts were $1.0 million for the six months ended June 30, 2013 as compared to $8.1 million for the six months ended June 30, 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the six months ended June 30, 2013 decreased to $15.9 million from $18.1 million for the same period in 2012. Production and delivery costs per Boe increased to $9.20 per Boe for the six months ended June 30, 2013 from $8.74 per Boe for the same period in 2012 as a result of decreased oil and gas production described above in the first half of 2013. In the first half of 2013 the Company experienced decreased costs for fuel, boat transportation services, supplies and tools, and Safety and Environmental Management System (SEMS) compliance efforts than those during the same period in 2012.

Production taxes. Production taxes were $3.9 million for the six months ended June 30, 2013, and $4.8 million for the comparable period in 2012. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

Workover costs. Our workover costs for the six months ended June 30, 2013 were $1.5 million, or $0.84 per Boe, and $1.4 million for the same period in 2012, or $0.69 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs during the first half of 2013, the Company performed more workovers in that period than were necessary during the 2012 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the six months ended June 30, 2013 decreased to $36.2 million from $62.7 million for the six months ended June 30, 2012. The decrease in depreciation, depletion and amortization expense was primarily because of a $24.0 million ceiling test write-down at June 30, 2012.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2013 were $9.6 million as compared to $10.3 million for the same period in 2012. The decrease in general and administrative expenses was mainly due to lower consultant compensation costs and legal fees during the 2013 period.

Interest expense, net. Net interest expense increased to $14.5 million for the six months ended June 30, 2013, from $8.8 million for the six months ended June 30, 2012 because of higher debt levels and lower amounts of capitalized interest due to a reduction in properties and costs eligible for capitalized interest offset by lower interest rates during the 2013 period. Debt balances averaged $250.0 million and $207.6 million during the six months ended June 30, 2013 and 2012, respectively. Interest rates averaged 11.3% and 11.8% during the six months ended June 30, 2013 and 2012, respectively. Amounts of interest expense capitalized to net oil and gas properties during the first half of 2013 are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax (benefit) provision. For the six months ended June 30, 2013, the Company recorded an income tax benefit of $26,000 as compared to income tax expense of $1.4 million for the six months ended June 30, 2012. Income tax (benefit) provision recognized was based on effective tax rate calculations of approximately 648.0% at June 30, 2013 and approximately 30.2% at June 30, 2012. The difference in the rates for the first six months of 2013 and 2012 was primarily due to a change in the expected annual financial results which affected both the federal and state annualized tax rates.

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

Capital Expenditures

The Company spent approximately $77 million on capital expenditures during the first six months of 2013. We anticipate spending an additional $67 million on capital expenditures during the remainder of 2013. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2013 capital expenditure budget is approximately $144 million, of which approximately $77 million was expended in the first six months of 2013. The remaining capital budget of $67 million consists of:

•	$11 million for geological and geophysical costs;

•	$1 million for Louisiana state drilling and development;

•	$6 million for onshore drilling and development prospects in California and Oklahoma;

•	$8 million for onshore drilling and development prospects in Texas;

•	$24 million for final completion operations and platform and infrastructure upgrades for all project areas;

•	$4 million for plugging and abandonment costs primarily for offshore properties; and

•	$13 million for new ventures to be developed.

While we have budgeted $67 million for these purposes for the remainder of 2013, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2013 capital budget has been funded from our cash flows from operations. We believe our existing cash balance, cash flows from operations, borrowings under our Amended Revolving Credit Facility, and proceeds from the sale of other non-core assets should be sufficient to fund the remainder of our 2013 capital expenditure budget.

As of June 30, 2013, we had no amounts outstanding under our revolving credit facility and $250.0 million in Notes outstanding. The borrowing base on our revolving credit facility remains $62.5 million.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
In thousands
Net cash provided by operating activities	$45,131	$60,240
Net cash used in investing activities	(59,946)	(119,284)
Net cash provided by financing activities	2,035	51,742

Net decrease in cash and cash equivalents	$(12,780)	$(7,302)

Cash flows provided by operating activities

Operating activities provided cash totaling $45.1 million during the six months ended June 30, 2013 as compared to cash provided by operating activities of $60.2 million during the six months ended June 30, 2012. The decrease in operating cash flows during the six months ended June 30, 2013 was primarily due to lower depletion, depreciation and amortization expense offset by increases in accounts payable.

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

Cash flows used in investing activities

Investing activities used cash totaling $59.9 million during the six months ended June 30, 2013 as compared to cash used in investing activities of $119.3 million during the same period in 2012. Cash used in investing activities during the six months ended June 30, 2013 decreased as compared to the same period of 2012 primarily because of decreased drilling activity in shallow state waters and onshore Texas offset by increased drilling in federal waters. Also, proceeds from asset sales occurring in the first half of 2013 generated $17.3 million of additional cash, and proceeds from asset sales occurring in the first half of 2012 generated $2.0 million of additional cash.

Our capital expenditures for drilling, development and acquisition costs during the six month periods ended June 30, 2013 and 2012 are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2013	2012
Project Area
Federal	$8,184	$1,472
Shallow State Waters	34,983	56,868
Onshore Texas, Louisiana and Mississippi	27,617	51,228
California, Oklahoma and Mid-Continent	6,397	11,534

Total	$77,181	$121,102

Cash flows provided by financing activities

Financing activities provided cash totaling $2.0 million during the six months ended June 30, 2013 as compared to cash provided by financing activities of $51.7 million during the same period in 2012. Cash flows provided by financing activities during the first six months of 2013 consisted primarily of a $51.5 million issuance of New Notes and $6.8 million in borrowings for our insurance premium financing offset by payments of $53.1 million on our revolving credit facility and other borrowings and $1.6 million for shareholder dividends. Cash flows provided by financing activities during the first six months of 2012 consisted primarily of $50.0 million in borrowings under our revolving credit facility and $8.2 million in borrowings for our insurance premium financing offset by payments of $3.4 million on borrowings and $3.1 million for shareholder dividends.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At June 30, 2013, on a Boe basis, commodity derivative instruments were in place covering approximately 53% of our projected oil and natural gas sales for 2013, approximately 35% of our projected oil and natural gas sales for 2014 and approximately 23% of our projected oil and natural gas sales for 2015. Approximately 55% of the Company’s 2013 gas production, approximately 41% of the Company’s 2014 gas production, approximately 37% of the Company’s 2015 gas production, approximately 47% of the Company’s 2013 oil production, and approximately 22% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities.” Future oil and gas sales prices on other production will fluctuate according to market conditions.

As of June 30, 2013, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	43,615	$94.97
2014(2)	17,433	$85.55

(1)	Average volume is calculated for the remainder of the 2013 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

	NYMEX Contract Price
	Sell Call		Buy Call
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	26,803	$113.12	17,868	$117.05

	NYMEX Contract Price
	Sell Put		Buy Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	14,311	$70.00	14,311	$70.00
2014(2)	15,925	$63.60	—	—

(1)	Average volume is calculated for the remainder of the 2013 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

As of June 30, 2013, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2013(1)	767,432	$3.79
2014	443,767	$3.96
2015	252,475	$4.74

(1)	Average volume is calculated for the remainder of the 2013 year.

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

On April 11, 2013, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Notes,” and together with the Original and Additional Notes, the “Notes”). The New Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which the Company issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes, although they bear a different CUSIP number than the Original and Additional Notes until they are no longer restricted securities under the Securities Act. The New Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the indebtedness under our Amended Revolving Credit Facility. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s revolving credit facility and for general corporate purposes.

As of June 30, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.3 million as of June 30, 2013. At June 30, 2013, the fair value of the Notes was estimated to be approximately $260.0 million, based on the prices the Notes have recently been quoted at in the market.

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

As of May 15, 2013, the Company was not in compliance with a non-financial covenant included within Section 4.03 of the Indenture as a result of the non-timely filing of its March 31, 2013 quarterly condensed consolidated financial statements on Form 10-Q. The Indenture includes customary grace and cure periods of 120 days, and the violation was cured with the filing of the Company’s March 31, 2013 Form 10-Q on August 14, 2013. Accordingly, no reclassification of the outstanding Notes to current liabilities was required.

Amended Revolving Credit Facility

The borrowing base remains $62.5 million, and no amounts were drawn at June 30, 2013. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at June 30, 2013 with the following exception. As of May 30, 2013, the Company was not in compliance with a non-financial covenant included within Section 6.2(b) of the Credit Agreement as a result of the non-timely filing of its March 31, 2013 quarterly condensed consolidated financial statements on Form 10-Q. The Company received a waiver from its lenders through August 15, 2013 with respect to this violation, and it was cured with the filing of the Company’s March 31, 2013 Form 10-Q on August 14, 2013. Accordingly, no reclassification of the outstanding obligation to current liabilities was required. The maturity date is July 1, 2015.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the six months ended June 30, 2013, our annual oil sales would increase or decrease by approximately $9.3 million for each $10.00 per barrel change in crude oil prices and our annual gas sales would increase or decrease by approximately $15.4 million for each $1.00 per MMBtu change in natural gas prices.

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

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($6.3 million at June 30, 2013) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($25.0 million in receivables at June 30, 2013). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility, and this exposure will remain under our Amended Revolving Credit Facility. There were no amounts outstanding under the Amended Revolving Credit Facility at June 30, 2013. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed on July 24, 2013.

Changes in Internal Control over Financial Reporting. The Company is working to remediate the material weaknesses; however, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Other than the foregoing, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RAAM Global Energy Company

By: RAAM Global Energy Company

August 14, 2013	By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 ***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.