Form 10-Q
period 2013-09-30
RAAM Global Energy Co
filed 2013-11-13
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

(Explanatory Note: The registrant is subject to the filing requirements of the Securities Exchange Act of 1934, but the registrant has not been subject to such filing requirements for the past 90 days.)

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

As of November 11, 2013, there were 60,825 shares of common stock, $0.01 par value, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” “foresee,” “should,” “would,” “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information, as to the outcome and timing of future events and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Forward-looking statements may include statements that relate to, among other things, our:

•	forward-looking oil and natural gas reserve estimates;

•	future financial and operating performance and results;

•	business and financial strategy and budgets;

•	market prices;

•	technology;

•	amount, nature and timing of capital expenditures;

•	drilling of wells and the anticipated results thereof;

•	timing and amount of future production of oil and natural gas;

•	competition and government regulations;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	prospect development;

•	property acquisitions and sales; and

•	plans, forecasts, objectives, expectations and intentions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$61,945	$68,671
Accounts receivable, net of $222 and $185 provision for bad debts in 2013 and 2012, respectively	5,404	4,598
Revenues receivable	21,991	28,527
Income taxes receivable	—	1,438
Deferred tax asset—current portion	2,382	872
Commodity derivatives—current portion	443	2,369
Prepaid expenses	5,717	3,180
Other current assets	4,470	4,063

Total current assets	102,352	113,718

Oil and gas properties (full-cost method):
Properties being amortized	1,437,807	1,340,650
Properties not subject to amortization	63,745	81,292
Less accumulated depreciation, depletion, and amortization	(1,111,913)	(767,674)

Net oil and gas properties	389,639	654,268

Other assets:
Other capitalized assets, net	6,911	6,771
Commodity derivatives	2,084	1,381
Other	2,562	3,316

Total other assets	11,557	11,468

Total assets	$503,548	$779,454

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$20,394	$19,627
Revenues payable	18,554	24,587
Interest payable—senior secured notes	15,625	6,250
Current taxes payable	784	313
Advances from joint interest partners	6,762	85
Commodity derivatives—current portion	2,592	1,114
Asset retirement obligations—current portion	9,857	11,195
Debt—current portion	3,853	1,975

Total current liabilities	78,421	65,146

Other liabilities:
Commodity derivatives	138	1,091
Asset retirement obligations	28,051	28,178
Debt	2,474	52,584
Senior secured notes	251,186	199,982
Deferred income taxes	36,470	138,596
Other long-term liabilities	121	328

Total other liabilities	318,440	420,759

Total liabilities	396,861	485,905

Commitments and contingencies (see Note 10)

Shareholders’ equity and noncontrolling interest:
Common stock, $0.01 par value, 380,000 shares authorized, 62,500 outstanding in 2013 and 2012, respectively	62,478	62,478
Treasury stock at cost, 5,166 shares in 2013 and 2012	(5,736)	(5,736)
Retained earnings	47,502	235,538

Total shareholders’ equity attributable to RAAM Global	104,244	292,280
Noncontrolling interest	2,443	1,269

Total shareholders’ equity	106,687	293,549

Total liabilities and shareholders’ equity	$503,548	$779,454

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gas sales	$15,268	$14,254	$47,760	$44,490
Oil sales	24,797	29,680	74,588	87,765
Realized and unrealized gains (losses) on derivatives, net	(1,729)	(8,311)	(2,204)	14,008

Total revenues	38,336	35,623	120,144	146,263

Costs and expenses:
Production and delivery costs	7,253	8,060	23,192	26,188
Production taxes	1,992	2,207	5,902	6,973
Workover costs	1,151	727	2,609	2,167
Depreciation, depletion and amortization	310,090	19,669	346,271	82,395
General and administrative expenses	4,594	3,602	14,223	13,897

Total operating expense	325,080	34,265	392,197	131,620

Income (loss) from operations	(286,744)	1,358	(272,053)	14,643

Other income (expenses):
Interest expense, net	(7,813)	(6,210)	(22,362)	(14,986)
Other, net	(5)	9	(152)	226

Total other income (expenses)	(7,818)	(6,201)	(22,514)	(14,760)

Loss before taxes	(294,562)	(4,843)	(294,567)	(117)

Income tax provision (benefit)	(109,241)	(108)	(109,267)	1,319

Net loss including noncontrolling interest	$(185,321)	$(4,735)	$(185,300)	$(1,436)

Net income attributable to noncontrolling interest (net of tax)	224	653	1,174	856

Net loss attributable to RAAM Global	$(185,545)	$(5,388)	$(186,474)	$(2,292)

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss including noncontrolling interest	$(185,300)	$(1,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	347,653	83,776
Deferred income taxes	(103,636)	24,094
Changes in assets and liabilities:
Accounts and revenues receivable	5,729	2,262
Income tax receivables	1,438	49
Prepaids and other current assets	(2,327)	(1,789)
Change in derivatives, net	1,748	17,775
Accounts payable and accrued liabilities	1,714	(13,539)
Revenues payable	(6,033)	(4,574)
Interest payable on Senior Secured Notes	9,375	(6,250)
Current taxes payable	471	(398)
Settlements of asset retirement obligations	(3,479)	(68)
Other long-term liabilities	(207)	(72)

Net cash provided by operating activities	67,146	99,830

Investing activities
Change in advances from joint interest partners	6,676	(725)
Additions to oil and gas properties and equipment	(98,035)	(165,436)
Proceeds from net sales of oil and gas properties	17,320	16,185

Net cash used in investing activities	(74,039)	(149,976)

Financing activities
Proceeds from borrowings	6,757	57,101
Payments on borrowings	(54,987)	(5,346)
Issuance of 12.5% Senior Secured Notes due 2015	51,500	—
Payments of bond costs	(1,540)	—
Payment of dividends	(1,563)	(4,688)

Net cash provided by financing activities	167	47,067

Decrease in cash and cash equivalents	(6,726)	(3,079)
Cash and cash equivalents, beginning of period	68,671	51,743

Cash and cash equivalents, end of period	$61,945	$48,664

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.5 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $4.6 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. The Company capitalized interest of $0.5 million and $1.0 million during the three months ended September 30, 2013 and 2012, respectively, related to significant active properties not subject to amortization. The Company capitalized interest of $1.3 million and $5.9 million during the nine months ended September 30, 2013 and 2012, respectively, related to significant active properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $63.7 million and $81.3 million at September 30, 2013 and December 31, 2012, respectively. The Company believes that the unevaluated properties at September 30, 2013 will be substantially evaluated during the remainder of 2013, 2014 and 2015, and the costs will begin to be amortized at that time.

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

At September 30, 2013, the Company’s ceiling test computation resulted in a $276.9 million write-down and was based on twelve-month average prices of $91.69 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.61 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. The significant ceiling test write-down recorded in the quarter ended September 30, 2013 is primarily a result of the downward revisions to eliminate the Ewing Banks 920 (“EB 920” or “Flatt’s Guitar”) Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge (“WCD”) assumptions imposed by the Bureau of Ocean Energy Management (“BOEM”). As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at September 30, 2013. For 2012, the Company’s ceiling test computation resulted in a $37.0 million write-down and was based on twelve-month average prices of $91.21 per barrel of oil, plus adjustments and $2.76 per MMBtu of natural gas, plus adjustments.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

During the first quarter of 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for $17.3 million. The Company will also receive a $17.3 million net carry from this unrelated third party. The sale was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves. As of September 30, 2013, the Company had received $7.1 million of the carry from the unrelated third party. Of this amount, $0.4 million of drilling costs had been incurred as of September 30, 2013, and $6.7 million was recorded in Advances from joint interest partners on the condensed consolidated balance sheet.

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

The Company recognizes its derivative instruments on the condensed consolidated balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as cash flow hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains (losses) on derivatives, net in the accompanying condensed consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains (losses) on derivatives, net in the accompanying condensed consolidated statements of operations. See Note 5, Commodity Derivative Instruments and Derivative Activities included elsewhere in this quarterly report for further details on the unrealized changes in fair value between periods and the realized cash settlements received or paid in each reporting period.

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

The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense in Depreciation, depletion and amortization in the accompanying condensed consolidated statements of operations.

The change in the Company’s asset retirement obligations is set forth below:

In thousands
Balance of ARO as of January 1, 2013	$39,373
Accretion expense	1,067
Additions	2,336
Settlement of ARO	(3,479)
Changes in ARO estimate	(1,389)

Balance of ARO as of September 30, 2013	$37,908

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2013 and December 31, 2012, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
In Thousands	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
September 30, 2013
Assets:
Commodity derivatives	$—	$3,486	$—	$3,486	$(959)	$2,527
Liabilities:
Commodity derivatives	—	(3,689)	—	(3,689)	959	(2,730)
December 31, 2012
Assets:
Commodity derivatives	$—	$8,429	$—	$8,429	$(4,679)	$3,750
Liabilities:
Commodity derivatives	—	(6,884)	—	(6,884)	4,679	(2,205)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

The Company accounts for derivative instruments in accordance with FASB guidance and all derivative instruments are reflected as either assets or liabilities at fair value on the accompanying condensed consolidated balance sheets. These fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. The fair market value of the Company’s derivative assets and liabilities and their locations on the accompanying condensed consolidated balance sheets are as follows:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	September 30, 2013	December 31, 2012
In thousands
Assets:
Fair value of commodity derivatives—current assets	$443	$2,369
Fair value of commodity derivatives—long-term assets	2,084	1,381

Total Assets	$2,527	$3,750

Liabilities:
Fair value of commodity derivatives—current liabilities	$(2,592)	$(1,114)
Fair value of commodity derivatives—long-term liabilities	(138)	(1,091)

Total Liabilities	$(2,730)	$(2,205)

During September 2010, July 2011 and April 2013, the Company issued senior secured notes (the “Notes”). At September 30, 2013, the fair value of the Notes was estimated to be approximately $258.8 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of September 30, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.2 million as of September 30, 2013. See Note 6, Debt for further information.

The carrying value of Cash and cash equivalents, Accounts receivable, Revenues receivable, Accounts payable, and Revenues payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Amended Revolving Credit Facility (as defined in Note 6) are at variable interest rates and accordingly their carrying amounts approximate fair value.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at September 30, 2013 and December 31, 2012 were $27.4 million and $33.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $19.1 million and $24.0 million were due from five companies at September 30, 2013 and December 31, 2012, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at September 30, 2013 and December 31, 2012 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of September 30, 2013 and December 31, 2012. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commodity derivatives:
Realized gains (losses)	$(1,008)	$1,378	$(520)	$31,783
Unrealized losses	(721)	(9,689)	(1,684)	(17,775)

Realized and unrealized gains (losses) on derivatives, net	$(1,729)	$(8,311)	$(2,204)	$14,008

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period. The Company has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

As of September 30, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2013, 2014 and 2015:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
October 2013—December 2013	Swap	153,333	$3.67
October 2013—December 2013	Swap	270,500	$3.81
October 2013—December 2013	Swap	136,633	$3.79
October 2013—December 2013	Swap	127,098	$3.86
October 2013—December 2013	Swap	24,600	$3.91
January 2014—June 2014	Swap	150,833	$4.09
January 2014—December 2014	Swap	152,083	$3.67
January 2014—December 2014	Swap	121,083	$4.15
January 2014—December 2014	Swap	79,850	$4.00
July 2014—December 2014	Swap	30,667	$4.00
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35

As of September 30, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2013 and 2014:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
October 2013—December 2013	Call—Sell	13,401	$125.00
October 2013—December 2013	Swap	3,376	$95.72
October 2013—December 2013	Put—Sell	21,467	$70.00
October 2013—December 2013	Put—Buy	21,467	$70.00
October 2013—December 2013	Call—Sell	13,401	$109.10
Ocotber 2013—December 2013	Call—Buy	13,401	$109.10
October 2013—December 2013	Call—Sell	13,401	$105.25
October 2013—December 2013	Call—Buy	13,401	$125.00
October 2013—December 2013	Swap	8,059	$95.35
October 2013—December 2013	Swap	15,333	$85.50
October 2013—December 2013	Swap	9,200	$106.90
January 2014—June 2014	Swap	24,133	$85.40
January 2014—September 2014	Put—Sell	21,233	$63.60
July 2014—September 2014	Swap	21,467	$85.90

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

On April 11, 2013, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” collectively with the Original Notes and the Additional Notes, the “Notes”). The New Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. The New Additional Notes were sold at 103.0% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Company received net proceeds from the issuance and sale of the New Additional Notes of approximately $50.3 million, after underwriting fees and estimated offering expenses. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s amended revolving credit facility and for general corporate purposes. On November 5, 2013, the Company closed an exchange offer registering all of the New Additional Notes.

As of September 30, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.2 million as of September 30, 2013. At September 30, 2013, the fair value of the Notes was estimated to be approximately $258.8 million, based on the prices the Notes have recently been quoted at in the market.

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

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base remains $62.5 million of which zero and $50.0 million were drawn at September 30, 2013 and at December 31, 2012, respectively. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at September 30, 2013.

Promissory Note

The Company has a promissory note related to the construction of the Houston office building. The balance was approximately $2.6 million at September 30, 2013 and $2.7 million at December 31, 2012. The note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2013, the Company entered into an agreement to finance the premiums for its annual insurance policies. At September 30, 2013, $3.7 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2014. There are no covenant requirements under this agreement.

7. Income Taxes

Income tax benefit for the three months ended September 30, 2013 was $109.2 million or an effective tax rate of 37.1% compared to an income tax benefit of $0.1 million or an effective tax rate of 2.2% for the three months ended September 30, 2012. The income tax benefit for the nine months ended September 30, 2013 was $109.3 million or an effective tax rate of 37.1% compared to income tax expense of $1.3 million or an effective tax rate of -1,125.4% for the nine months ended September 30, 2012. The effective tax rate for the three and nine months ended September 30, 2012 was impacted by the deferred tax portion of certain non-cash items corrected in the Company’s restatement process and the resulting change in pre-tax loss for the periods as reported in the Company’s Form 10-Q/A filing on July 24, 2013. The Company’s effective income tax rates for the three and nine months ended September 30, 2013 and 2012 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During the nine months ended September 30, 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013. During the nine months ended September 30, 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, and September 24, 2012.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $0.6 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $2.2 million and $6.6 million at September 30, 2013 and December 31, 2012, respectively, are included in Revenues payable in the Company’s condensed consolidated balance sheets and represent revenue owner payables.

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

The following tables present condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012, and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,889	$54,051	$5	$—	$61,945
Receivables, net	—	36,764	1,091	(10,460)	27,395
Deferred tax asset—current portion	—	2,382	—	—	2,382
Commodity derivatives—current portion	—	443	—	—	443
Prepaids and other current assets	2,389	7,798	—	—	10,187

Total current assets	10,278	101,438	1,096	(10,460)	102,352

Net oil and gas properties	1,917	375,715	12,007	—	389,639
Total other assets	371,201	2,717	—	(362,361)	11,557

Total assets	$383,396	$479,870	$13,103	$(372,821)	$503,548

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$17,585	$38,840	$9,392	$(10,460)	$55,357
Advances from joint interest partners	—	6,762	—	—	6,762
Commodity derivatives—current portion	—	2,592	—	—	2,592
Asset retirement obligations—current portion	—	9,857	—	—	9,857
Debt—current portion	145	3,708	—	—	3,853

Total current liabilities	17,730	61,759	9,392	(10,460)	78,421
Other liabilities:
Commodity derivatives	—	138	—	—	138
Asset retirement obligations	—	27,867	184	—	28,051
Debt	2,474	—	—	—	2,474
Senior secured notes	251,186	—	—	—	251,186
Deferred income taxes	5,198	30,188	1,084	—	36,470
Other long-term liabilities	121	—	—	—	121

Total other liabilities	258,979	58,193	1,268	—	318,440

Total liabilities	276,709	119,952	10,660	(10,460)	396,861
Total shareholders’ equity attributable to RAAM Global	104,244	359,918	2,443	(362,361)	104,244

Noncontrolling interest	2,443	—	—	—	2,443
Total shareholders’ equity	106,687	359,918	2,443	(362,361)	106,687

Total liabilities and shareholders’ equity	$383,396	$479,870	$13,103	$(372,821)	$503,548

Condensed Consolidating Balance Sheets

At December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$514	$68,148	$9	$—	$68,671
Receivables, net	1,305	45,760	1,096	(13,598)	34,563
Deferred tax asset—current portion	—	872	—	—	872
Commodity derivatives—current portion	—	2,369	—	—	2,369
Prepaids and other current assets	1,939	5,304	—	—	7,243

Total current assets	3,758	122,453	1,105	(13,598)	113,718

Net oil and gas properties	364	640,675	13,229	—	654,268
Total other assets	505,011	2,230	—	(495,773)	11,468

Total assets	$509,133	$765,358	$14,334	$(509,371)	$779,454

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$7,354	$44,516	$12,505	$(13,598)	$50,777
Advances from joint interest partners	—	85	—	—	85
Commodity derivatives—current portion	—	1,114	—	—	1,114
Asset retirement obligations—current portion	—	11,195	—	—	11,195
Debt—current portion	138	1,837	—	—	1,975

Total current liabilities	7,492	58,747	12,505	(13,598)	65,146
Other liabilities:
Commodity derivatives	—	1,091	—	—	1,091
Asset retirement obligations	—	28,014	164	—	28,178
Debt	2,584	50,000	—	—	52,584
Senior secured notes	199,982	—	—	—	199,982
Deferred income taxes	5,198	133,002	396	—	138,596
Other long-term liabilities	328	—	—	—	328

Total other liabilities	208,092	212,107	560	—	420,759

Total liabilities	215,584	270,854	13,065	(13,598)	485,905
Total shareholders’ equity attributable to RAAM Global	292,280	494,504	1,269	(495,773)	292,280

Noncontrolling interest	1,269	—	—	—	1,269
Total shareholders’ equity	293,549	494,504	1,269	(495,773)	293,549

Total liabilities and shareholders’ equity	$509,133	$765,358	$14,334	$(509,371)	$779,454

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$14,435	$833	$—	$15,268
Oil sales	—	23,883	914	—	24,797
Realized and unrealized losses on derivatives, net	—	(1,729)	—	—	(1,729)

Total revenues	—	36,589	1,747	—	38,336
Costs and expenses:
Production and delivery costs	—	7,143	110	—	7,253
Production taxes	—	1,912	80	—	1,992
Workover costs	—	1,128	23	—	1,151
Depreciation, depletion and amortization	197	308,722	1,171	—	310,090
General and administrative expenses	2,550	2,044	—	—	4,594

Total operating expense	2,747	320,949	1,384	—	325,080

Income (loss) from operations	(2,747)	(284,360)	363	—	(286,744)
Other income (expenses):
Interest expense, net	(7,779)	(34)	—	—	(7,813)
Loss from equity investment in subsidiaries	(180,487)	—	—	180,487	—
Other, net	—	(5)	—	—	(5)

Total other income (expenses)	(188,266)	(39)	—	180,487	(7,818)

Income (loss) before taxes	(191,013)	(284,399)	363	180,487	(294,562)
Income tax provision (benefit)	(5,692)	(103,688)	139	—	(109,241)

Net income (loss) including noncontrolling interest	$(185,321)	$(180,711)	$224	$180,487	$(185,321)
Net income attributable to noncontrolling interest (net of tax)	224	—	—	—	224

Net income (loss) attributable to RAAM Global	$(185,545)	$(180,711)	$224	$180,487	$(185,545)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$13,799	$455	$—	$14,254
Oil sales	—	28,904	776	—	29,680
Realized and unrealized losses on derivatives, net	—	(8,311)	—	—	(8,311)

Total revenues	—	34,392	1,231	—	35,623
Costs and expenses:
Production and delivery costs	—	7,960	100	—	8,060
Production taxes	—	2,150	57	—	2,207
Workover costs	—	718	9	—	727
Depreciation, depletion and amortization	72	19,580	17	—	19,669
General and administrative expenses	1,077	2,521	4	—	3,602

Total operating expense	1,149	32,929	187	—	34,265

Income (loss) from operations	(1,149)	1,463	1,044	—	1,358
Other income (expenses):
Interest expense, net	(5,738)	(472)	—	—	(6,210)
Loss from equity investment in subsidiaries	(20,933)	—	—	20,933	—
Other, net	—	9	—	—	9

Total other income (expenses)	(26,671)	(463)	—	20,933	(6,201)

Income (loss) before taxes	(27,820)	1,000	1,044	20,933	(4,843)
Income tax provision (benefit)	(23,085)	22,586	391	—	(108)

Net income (loss) including noncontrolling interest	$(4,735)	$(21,586)	$653	$20,933	$(4,735)
Net income attributable to noncontrolling interest (net of tax)	653	—	—	—	653

Net income (loss) attributable to RAAM Global	$(5,388)	$(21,586)	$653	$20,933	$(5,388)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$45,383	$2,377	$—	$47,760
Oil sales	—	71,832	2,756	—	74,588
Realized and unrealized losses on derivatives, net	—	(2,204)	—	—	(2,204)

Total revenues	—	115,011	5,133	—	120,144
Costs and expenses:
Production and delivery costs	—	22,853	339	—	23,192
Production taxes	—	5,688	214	—	5,902
Workover costs	—	2,579	30	—	2,609
Depreciation, depletion and amortization	558	343,052	2,661	—	346,271
General and administrative expenses	6,482	7,737	4	—	14,223

Total operating expense	7,040	381,909	3,248	—	392,197

Income (loss) from operations	(7,040)	(266,898)	1,885	—	(272,053)
Other income (expenses):
Interest expense, net	(21,819)	(543)	—	—	(22,362)
Loss from equity investment in subsidiaries	(161,944)	—	—	161,944	—
Other, net	(150)	(2)	—	—	(152)

Total other income (expenses)	(183,913)	(545)	—	161,944	(22,514)

Income (loss) before taxes	(190,953)	(267,443)	1,885	161,944	(294,567)
Income tax provision (benefit)	(5,653)	(104,325)	711	—	(109,267)

Net income (loss) including noncontrolling interest	$(185,300)	$(163,118)	$1,174	$161,944	$(185,300)
Net income attributable to noncontrolling interest (net of tax)	1,174	—	—	—	1,174

Net income (loss) attributable to RAAM Global	$(186,474)	$(163,118)	$1,174	$161,944	$(186,474)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$43,336	$1,154	$—	$44,490
Oil sales	—	85,865	1,900	—	87,765
Realized and unrealized gains on derivatives, net	—	14,008	—	—	14,008

Total revenues	—	143,209	3,054	—	146,263
Costs and expenses:
Production and delivery costs	—	25,896	292	—	26,188
Production taxes	—	6,827	146	—	6,973
Workover costs	—	2,158	9	—	2,167
Depreciation, depletion and amortization	234	80,926	1,235	—	82,395
General and administrative expenses	3,664	10,228	5	—	13,897

Total operating expense	3,898	126,035	1,687	—	131,620

Income (loss) from operations	(3,898)	17,174	1,367	—	14,643
Other income (expenses):
Interest expense, net	(14,327)	(659)		—	(14,986)
Loss from equity investment in subsidiaries	(4,496)	—	—	4,496	—
Other, net	187	39	—	—	226

Total other income (expenses)	(18,636)	(620)	—	4,496	(14,760)

Income (loss) before taxes	(22,534)	16,554	1,367	4,496	(117)
Income tax provision (benefit)	(21,098)	21,906	511	—	1,319

Net income (loss) including noncontrolling interest	$(1,436)	$(5,352)	$856	$4,496	$(1,436)
Net income attributable to noncontrolling interest (net of tax)	856	—	—	—	856

Net income (loss) attributable to RAAM Global	$(2,292)	$(5,352)	$856	$4,496	$(2,292)

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(172,141)	$72,777	$4,566	$161,944	$67,146
Investing activities
Change in investments between affiliates	133,583	31,495	(3,134)	(161,944)	—
Change in advances from joint interest partners	—	6,676	—	—	6,676
Additions to oil and gas properties and equipment	(2,362)	(94,237)	(1,436)	—	(98,035)
Proceeds from net sales of oil and gas properties	—	17,320	—	—	17,320

Net cash provided by (used in) investing activities	131,221	(38,746)	(4,570)	(161,944)	(74,039)
Financing activities
Proceeds from borrowings	—	6,757	—	—	6,757
Payments on borrowings	(102)	(54,885)	—	—	(54,987)
Issuance of 12.5% Senior Secured Notes due 2015	51,500	—	—	—	51,500
Payments of deferred bond costs	(1,540)	—	—	—	(1,540)
Payment of dividends	(1,563)	—	—	—	(1,563)

Net cash provided by (used in) financing activities	48,295	(48,128)	—	—	167

Increase (decrease) in cash and cash equivalents	7,375	(14,097)	(4)	—	(6,726)
Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$7,889	$54,051	$5	$—	$61,945

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,257)	$98,898	$2,693	$4,496	$99,830
Investing activities
Change in investments between affiliates	6,310	(1,814)	—	(4,496)	—
Change in advances from joint interest partners	—	(725)	—	—	(725)
Additions to oil and gas properties and equipment	(43)	(162,461)	(2,932)	—	(165,436)
Proceeds from net sales of oil and gas properties	—	15,948	237	—	16,185

Net cash provided by (used in) investing activities	6,267	(149,052)	(2,695)	(4,496)	(149,976)
Financing activities
Proceeds from borrowings	—	57,101	—	—	57,101
Payments on borrowings	(106)	(5,240)	—	—	(5,346)
Payment of dividends	—	(4,688)	—	—	(4,688)

Net cash provided by (used in) financing activities	(106)	47,173	—	—	47,067

Decrease in cash and cash equivalents	(96)	(2,981)	(2)	—	(3,079)
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$244	$48,408	$12	$—	$48,664

12. Subsequent Event

In October 2013, the Company completed asset sales totaling $51.4 million. The Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado for $41.6 million. The Company also received a cash payment of $1.9 million for reimbursement of 3-D seismic costs associated with the Texas acreage. The Company also sold approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma for $9.8 million, which is currently in escrow pending approval by the Bureau of Indian Affairs (BIA). The Oklahoma acreage sold included 3.8% of the Company’s total proved reserves at December 31, 2012. In the fourth quarter of 2013, these amounts will be recorded as reductions to net oil and gas properties with no income statement impact because the sales do not significantly alter the relationship between capitalized costs and proved reserves.

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

Overview

We are a privately held oil and natural gas exploration and production company engaged in the exploration, development, production and acquisition of oil and gas properties. Our operations are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, Oklahoma and California. We focus on the development of both conventional oil and gas plays and unconventional resource plays. Historically, we have successfully developed conventional oil and gas plays in the offshore Gulf of Mexico and onshore Texas and Louisiana. More recently, we have redirected our focus to the acquisition and development of acreage in the shallow oil, tight gas sand and oil shale plays throughout the United States. Since 2007, we have targeted unconventional plays, including tight gas and oil in shale in Oklahoma and California and have obtained land positions in these plays.

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

We plan to continue to move away from the production of dry gas and target oil and liquids rich gas plays. We focus our efforts on increasing reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

Recent Developments

Asset Sales

In October 2013, the Company completed asset sales totaling $51.4 million. The Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado for $41.6 million. The Company also received a cash payment of $1.9 million for reimbursement of 3-D seismic costs associated with the Texas acreage. The Company also sold approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma for $9.8 million, which is currently in escrow pending approval by the Bureau of Indian Affairs (BIA). The Oklahoma acreage sold included 3.8% of the Company’s total proved reserves at December 31, 2012.

Unconventional New Venture

During the third quarter of 2013, we began acquiring an acreage position in a new resource play. We have acquired approximately 57,000 acres and have an additional 47,000 acres under option.

Yegua Trend Remediation Program

As a part of our remediation program for the wells in the Yegua Trend in East Texas which experienced casing failures due to formation collapse, we have completed a sidetrack well which went online in early September 2013. We have also drilled and completed a replacement well which went online in late September 2013. We have a rig on location to drill an additional well in the Yegua Trend with an estimated spud date in early November 2013.

Ceiling Test Write-down

At September 30, 2013, the Company’s ceiling test computation resulted in a $276.9 million write-down and was based on twelve-month average prices of $91.69 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.61 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. The significant ceiling test write-down recorded in the quarter ended September 30, 2013 is primarily a result of the downward revisions to eliminate the EB 920 Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased WCD assumptions imposed by the BOEM. As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at September 30, 2013. Proved undeveloped reserves related to the EB 920 Project were estimated at 8.4 million barrels of oil equivalent at December 31, 2012, or 71.2% of our total proved undeveloped reserves and 33.3% of our total proved reserves at such date. These proved reserves had an estimated present value discounted at 10% using SEC reserves criteria and pricing (“PV-10”) of approximately $210.1 million at December 31, 2012.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined below). The following table contains financial and operational data for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average daily production:
Oil (Bbl per day)	2,349	3,002	2,489	2,930
Natural gas (Mcf per day)	41,033	46,096	41,717	49,372
Oil equivalents (Boe per day)	9,188	10,685	9,442	11,159

Average prices: (1)
Oil ($/Bbl)	$114.73	$107.46	$109.77	$109.30
Natural gas ($/Mcf)	$4.04	$3.36	$4.19	$3.29
Oil equivalents ($/Boe)	$47.40	$44.69	$47.47	$43.25

Production and delivery costs ($/Boe)	$8.58	$8.20	$9.00	$8.57
General and administrative expenses ($/Boe)	$5.43	$3.66	$5.52	$4.55
Net loss attributable to RAAM Global (in thousands)	$(185,545)	$(5,388)	$(186,474)	$(2,292)
Adjusted EBITDA (2) (in thousands)	$23,876	$30,091	$74,652	$114,235

(1)

Average prices presented do not give effect to our derivative activities or the monetization of oil derivatives during February 2013 and natural gas derivatives during February 2012. Please see “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for a discussion of our derivative activities.

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

The following table sets forth a reconciliation of net loss as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to Adjusted EBITDA for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
In thousands
Net loss attributable to RAAM Global	$(185,545)	$(5,388)	$(186,474)	$(2,292)
Unrealized losses on derivatives	721	9,689	1,684	17,775
Interest expense	7,851	6,229	22,438	15,038
Depreciation, depletion and amortization	310,090	19,669	346,271	82,395
Income taxes	(109,241)	(108)	(109,267)	1,319

Adjusted EBITDA	$23,876	$30,091	$74,652	$114,235

The table below shows realized and unrealized gains and losses on derivatives from operations, which are recorded as Realized and unrealized gains (losses) on derivatives, net in our condensed consolidated statements of operations for the periods indicated. See “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for more information on our derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Realized gains (losses) on derivatives, net:
Oil	$(1,533)	$442	$(1,588)	$(2,655)
Natural gas	525	936	1,068	34,438

Realized gains (losses) on derivatives, net	(1,008)	1,378	(520)	31,783
Unrealized losses on derivatives, net	(721)	(9,689)	(1,684)	(17,775)

Realized and unrealized gains (losses) on derivatives, net	$(1,729)	$(8,311)	$(2,204)	$14,008

The table below shows realized revenues from oil and gas sales. Sales revenues are summarized with realized gains and losses on derivative settlements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Oil sales	$24,797	$29,680	$74,588	$87,765
Realized losses on oil derivatives, net	(1,533)	442	(1,588)	(2,655)

Total realized revenues from oil sales	$23,264	$30,122	$73,000	$85,110

Gas sales	$15,268	$14,254	$47,760	$44,490
Realized gains on gas derivatives, net	525	936	1,068	34,438

Total realized revenues from gas sales	$15,793	$15,190	$48,828	$78,928

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

The table below shows the average realized price per unit from operations including the effects of commodity derivative instruments realized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Oil:
Average sales price ($/Bbl)	$114.73	$107.46	$109.77	$109.30
Effects of commodity derivatives ($/Bbl)	(7.09)	1.60	(2.33)	(3.30)

Average realized Price ($/Bbl)	$107.64	$109.06	$107.44	$106.00

Natural Gas:
Average sales price ($/Mcf)	$4.04	$3.36	$4.19	$3.29
Effects of commodity derivatives ($/Mcf)	0.14	0.22	0.09	2.54

Average realized Price ($/Mcf)	$4.18	$3.58	$4.28	$5.83

Totals:
Average sales price ($/Boe)	$47.40	$44.69	$47.47	$43.25
Effects of commodity derivatives ($/Boe)	(1.19)	1.41	(0.21)	10.40

Average realized Price ($/Boe)	$46.21	$46.10	$47.26	$53.65

Results of Operations

The following table sets forth the unaudited results of operations for the three and nine month periods ended September 30, 2013 and 2012 in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gas sales	$15,268	$14,254	$47,760	$44,490
Oil sales	24,797	29,680	74,588	87,765
Realized and unrealized gains (losses) on derivatives, net	(1,729)	(8,311)	(2,204)	14,008

Total revenues	38,336	35,623	120,144	146,263
Costs and expenses:
Production and delivery costs	7,253	8,060	23,192	26,188
Production taxes	1,992	2,207	5,902	6,973
Workover costs	1,151	727	2,609	2,167
Depreciation, depletion and amortization	310,090	19,669	346,271	82,395
General and administrative expenses	4,594	3,602	14,223	13,897

Total operating expense	325,080	34,265	392,197	131,620

Income (loss) from operations	(286,744)	1,358	(272,053)	14,643
Other income (expenses):
Interest expense, net	(7,813)	(6,210)	(22,362)	(14,986)
Other, net	(5)	9	(152)	226

Total other income (expenses)	(7,818)	(6,201)	(22,514)	(14,760)

Loss before taxes	(294,562)	(4,843)	(294,567)	(117)
Income tax provision (benefit)	(109,241)	(108)	(109,267)	1,319

Net loss including noncontrolling interest	$(185,321)	$(4,735)	$(185,300)	$(1,436)

Net income attributable to noncontrolling interest (net of tax)	224	653	1,174	856

Net loss attributable to RAAM Global	$(185,545)	$(5,388)	$(186,474)	$(2,292)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended September 30, 2013 decreased to 0.8 MMBoe from 1.0 MMBoe for the three months ended September 30, 2012. During the three months ended September 30, 2013, natural gas production decreased 11% and oil production decreased 22%, resulting in a 14% decrease in Boe production over the three months ended September 30, 2012. Oil and natural gas production decreased due to the combination of normal production declines with several of our mature wells in the Federal offshore and shallow waters in Louisiana along with an unexpected formation collapse in several of our wells in the Yegua Trend of Texas which was only partially offset by production from new wells brought online during the period. The collapse of the formation was a result of the normal decrease in pressure as the field was produced. The Company has a remediation program in place for correcting this situation, but the program was not fully completed during the third quarter.

Total revenues. Total revenues for the three months ended September 30, 2013 increased to $38.3 million from $35.6 million for the three months ended September 30, 2012. Natural gas revenues (exclusive of derivatives) increased $1.0 million or 7% due to higher natural gas prices, partially offset by lower natural gas volumes for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 (excluding the effects of derivative activities). Natural gas prices increased by 17% period over period, from an average price of $3.36 for the three months ended September 30, 2012 to an average natural gas price of $4.04 for the three months ended September 30, 2013. Realized natural gas revenues (including realized revenues from derivative activities) increased by $0.6 million or 4% due mainly to increased natural gas prices. Realized income on natural gas derivatives during the three months ended September 30, 2013 totaled $0.5 million, a decrease from realized gains on natural gas derivatives during the three months ended September 30, 2012 of $0.9 million. Realized average natural gas prices increased from $3.58 for the three months ended September 30, 2012 to $4.18 for the three months ended September 30, 2013.

Oil revenues (exclusive of derivatives) decreased $4.9 million or 16%, over the prior year period due to lower oil volumes, partially offset by higher oil prices. The average oil price of $114.73 for the three months ended September 30, 2013 represented a 7% increase over the average oil price of $107.46 for the three months ended September 30, 2012 (excluding the effects of derivative activities). Oil revenues (including realized revenues from derivative activities) decreased by $6.9 million or 23%, over the prior year period due to lower oil volumes and a decrease in revenues from oil derivatives. Realized losses on oil derivatives during the three months ended September 30, 2013 totaled $1.5 million, a decrease from realized gains on oil derivatives during the three months ended September 30, 2012 of $0.4 million. Realized average oil prices decreased from $109.06 for the three months ended September 30, 2012 to $107.64 for the three months ended September 30, 2013.

Unrealized losses on oil and natural gas derivative contracts were $0.7 million for the three months ended September 30, 2013 as compared to losses of $9.7 million for the three months ended September 30, 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the three months ended September 30, 2013 decreased to $7.3 million from $8.1 million for the same period in 2012. Production and delivery costs per Boe increased to $8.58 per Boe for the three months ended September 30, 2013 from $8.20 per Boe for the same period in 2012 as a result of decreased oil and natural gas production described above in the third quarter of 2013. In the third quarter of 2013 the Company incurred lower insurance costs and less platform repairs than those during the same period in 2012.

Production taxes. Production taxes were $2.0 million for the three months ended September 30, 2013, and $2.2 million for the comparable period in 2012. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

Workover costs. Our workover costs for the three months ended September 30, 2013 were $1.2 million, or $1.36 per Boe, and $0.7 million for the same period in 2012, or $0.74 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs during the third quarter of 2013, the Company performed more workovers in that period than were necessary during the 2012 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2013 increased to $310.1 million from $19.7 million for the three months ended September 30, 2012. Depreciation, depletion and amortization for the three months ended September 30, 2013 increased to $366.84 per Boe including the effect of the ceiling test write-down ($39.25 per Boe, excluding the ceiling test write-down) up from $20.01 per Boe for the three months ended September 30, 2012. The increase in depreciation, depletion and amortization was primarily because of a $276.9 million ceiling test write-down at September 30, 2013.

General and administrative expenses. General and administrative expenses increased to $4.6 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012. The increase in general and administrative expenses was mainly due to the payment of salaries for a new group of employees hired in late 2012, higher accounting and legal fees, and improved bad debt recovery on joint interest accounts receivable during the third quarter of 2012 that did not recur during the third quarter of 2013.

Interest expense, net. Net interest expense increased to $7.8 million for the three months ended September 30, 2013, from $6.2 million for the three months ended September 30, 2012 because of higher interest rates and lower amounts of capitalized interest during the 2013 period due to a reduction in properties and costs eligible for capitalized interest. Debt balances averaged $250.0 million during the three months ended September 30, 2013 and 2012. Interest rates averaged 12.5% and 10.4% during the three months ended September 30, 2013 and 2012, respectively. Amounts of interest expense capitalized to net oil and gas properties during the third quarters of 2013 and 2012 are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax benefit. For the three months ended September 30, 2013, the Company recorded an income tax benefit of $109.2 million as compared to an income tax benefit of $0.1 million for the three months ended September 30, 2012. Income tax benefits recognized were based on effective tax rate calculations of approximately 37.1% at September 30, 2013 and approximately 2.2% at September 30, 2012. The effective tax rate for the three months ended September 30, 2012 was impacted by the deferred tax portion of certain non-cash items corrected in the Company’s restatement process and the resulting change in pre-tax loss for the period as reported in the Company’s Form 10-Q/A filing on July 24, 2013. The Company’s effective income tax rate for the three months ended September 30, 2013 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Oil and natural gas production. Oil and natural gas production for the nine months ended September 30, 2013 decreased to 2.6 MMBoe from 3.1 MMBoe for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, natural gas production decreased 16% and oil production decreased 15%, resulting in a 16% decrease in Boe production over the nine months ended September 30, 2012. Oil and natural gas production decreased due to normal production declines which were not offset by new wells brought into production. Also late in the second quarter of 2013, the Company experienced casing failures in several wells in the Yegua Trend and determined it was the result of formation collapse resulting from the normal decrease in formation pressure as the field was produced. In order to remediate the problem, the Company began a program to replace the failed wells and restore production. To date, one replacement well has been drilled, one well has been sidetracked and both are producing. The program to replace the failed wells is expected to be complete early next year.

Total revenues. Total revenues for the nine months ended September 30, 2013 decreased to $120.1 million from $146.3 million for the nine months ended September 30, 2012. Natural gas revenues (exclusive of derivatives) increased $3.3 million or 7% due to higher natural gas prices, partially offset by lower natural gas volumes for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Natural gas prices increased by 28% from an average price of $3.29 for the nine months ended September 30, 2012 to an average natural gas price of $4.19 for the nine months ended September 30, 2013 (excluding the effects of derivative activities). Realized natural gas revenues (including realized revenues from derivative activities) decreased by $30.1 million or 38% due mainly to the monetization of natural gas derivatives of $23.3 million during February 2012. Realized gains on natural gas derivatives during the nine months ended September 30, 2013 totaled $1.1 million, a decrease from realized gains on natural gas derivatives during the nine months ended September 30, 2012 of $34.4 million. Realized average natural gas prices decreased from $5.83 for the nine months ended September 30, 2012 to $4.28 for the nine months ended September 30, 2013.

Oil revenues (exclusive of derivatives) decreased $13.2 million or 15% due to lower oil volumes and lower oil prices. The average oil price of $109.77 for the nine months ended September 30, 2013 was flat as compared to the average oil price of $109.30 for the nine months ended September 30, 2012. Oil revenues (including realized revenues from derivative activities) decreased by $12.1 million, or 14%, due to lower oil volumes. Realized losses on oil derivatives during the nine months ended September 30, 2013 totaled $1.6 million, a decrease from realized losses on oil derivatives during the nine months ended September 30, 2012 of $2.7 million. Realized average oil prices (including the effects of commodity derivatives) increased from $106.00 for the nine months ended September 30, 2012 to $107.44 for the nine months ended September 30, 2013.

Unrealized losses on oil and natural gas derivative contracts were $1.7 million for the nine months ended September 30, 2013 as compared to losses of $17.8 million for the nine months ended September 30, 2012. The significant fluctuation from period to period is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the nine months ended September 30, 2013 decreased to $23.2 million from $26.2 million for the same period in 2012. Production and delivery costs per Boe increased to $9.00 per Boe for the nine months ended September 30, 2013 from $8.57 per Boe for the same period in 2012 as a result of decreased oil and natural gas production described above during 2013. During 2013 the Company experienced decreased boat transportation services, insurance costs, supplies and tools, and Safety and Environmental Management System (SEMS) compliance efforts than those during the same period in 2012.

Production taxes. Production taxes were $5.9 million for the nine months ended September 30, 2013, and $7.0 million for the comparable period in 2012, a decrease of $1.1 million over the prior year period. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and natural gas sales between periods.

Workover costs. Our workover costs for the nine months ended September 30, 2013 were $2.6 million, or $1.01 per Boe, and $2.2 million for the same period in 2012, or $0.71 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs during the first nine months of 2013, the Company performed more workovers in that period than were necessary during the 2012 period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2013 increased to $346.3 million from $82.4 million for the nine months ended September 30, 2012. Depreciation, depletion and amortization for the nine months ended September 30, 2013 increased to $134.34 per Boe including the effect of the ceiling test write-down ($26.91 per Boe, excluding the ceiling test write-down) up from $26.95 per Boe including the effect of the ceiling test write-down during 2012 ($19.09 per Boe, excluding the ceiling test write-down) for the nine months ended September 30, 2012. The increase in depreciation, depletion and amortization was primarily because of a $276.9 million ceiling test write-down at September 30, 2013.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2013 were $14.2 million as compared to $13.9 million for the same period in 2012. The increase in general and administrative expenses was mainly due to higher travel expenses and improved bad debt recovery on joint interest accounts receivable during the third quarter of 2012 that did not recur during the first nine months of 2013.

Interest expense, net. Net interest expense increased to $22.4 million for the nine months ended September 30, 2013, from $15.0 million for the nine months ended September 30, 2012 because of higher interest rates and lower amounts of capitalized interest during the 2013 period due to a reduction in properties and costs eligible for capitalized interest. Debt balances averaged $250.0 million and $221.9 million during the nine months ended September 30, 2013 and 2012, respectively. Interest rates averaged 11.7% and 11.3% during the nine months ended September 30, 2013 and 2012, respectively. Amounts of interest expense capitalized to net oil and gas properties during the first nine months of 2013 and 2012 are discussed in “Item 1, Note 2, Basis of Presentation and Significant Accounting Policies.”

Income tax (benefit) provision. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $109.3 million as compared to income tax expense of $1.3 million for the nine months ended September 30, 2012. Income tax (benefit) provision recognized was based on effective tax rate calculations of approximately 37.1% at September 30, 2013 and approximately -1,125.4% at September 30, 2012. The effective tax rate for the nine months ended September 30, 2012 was impacted by the deferred tax portion of certain non-cash items corrected in the Company’s restatement process and the resulting change in pre-tax loss for the period as reported in the Company’s Form 10-Q/A filing on July 24, 2013. The Company’s effective income tax rate for the nine months ended September 30, 2013 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

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

Capital Expenditures

The Company spent approximately $98 million on capital expenditures during the first nine months of 2013. We anticipate spending an additional $35 million on capital expenditures during the remainder of 2013. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2013 capital expenditure budget is approximately $133 million, of which approximately $98 million was expended in the first nine months of 2013. The Company expects the remaining capital budget of $35 million to consist of:

•	$8 million for geological and geophysical costs;

•	$1 million for Louisiana state drilling and development;

•	$5 million for onshore drilling and development prospects in Texas;

•	$6 million for final completion operations and platform and infrastructure upgrades for all project areas;

•	$3 million for plugging and abandonment costs primarily for offshore properties; and

•	$12 million for new ventures to be developed.

While we have budgeted $35 million for these purposes for the remainder of 2013, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2013 capital budget has been funded from our cash flows from operations and proceeds from the sale of other non-core assets. We believe our existing cash balance, cash flows from operations, borrowings under our Amended Revolving Credit Facility, and proceeds from the sale of other non-core assets should be sufficient to fund the remainder of our 2013 capital expenditure budget.

As of September 30, 2013, we had no amounts outstanding under our revolving credit facility and $250.0 million in Notes outstanding. The borrowing base on our revolving credit facility remains $62.5 million.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
In thousands
Net cash provided by operating activities	$67,146	$99,830
Net cash used in investing activities	(74,039)	(149,976)
Net cash provided by financing activities	167	47,067

Net decrease in cash and cash equivalents	$(6,726)	$(3,079)

Cash flows provided by operating activities

Operating activities provided cash totaling $67.1 million during the nine months ended September 30, 2013 as compared to cash provided by operating activities of $99.8 million during the nine months ended September 30, 2012. The decrease in operating cash flows during the nine months ended September 30, 2013 was primarily due to the net loss recorded for the period and the decrease in deferred income taxes.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and natural gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing commodity prices on our financial position, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

Cash flows used in investing activities

Investing activities used cash totaling $74.0 million during the nine months ended September 30, 2013 as compared to cash used in investing activities of $150.0 million during the same period in 2012. Cash used in investing activities during the nine months ended September 30, 2013 decreased as compared to the same period of 2012 primarily because of decreased drilling in shallow state waters and onshore Texas, partially offset by increased activity in federal waters. Also, proceeds from asset sales occurring in the first nine months of 2013 generated $17.3 million of additional cash, and proceeds from asset sales occurring in the first nine months of 2012 generated $16.2 million of additional cash.

Our capital expenditures for drilling, development and acquisition costs during the nine month periods ended September 30, 2013 and 2012 are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2013	2012
Project Area
Federal	$8,377	$2,035
Shallow State Waters	37,019	60,363
Onshore Texas, Louisiana and Mississippi	36,425	81,370
California, Oklahoma and Mid-Continent	16,214	21,668

Total	$98,035	$165,436

Cash flows provided by financing activities

Financing activities provided cash totaling $0.2 million during the nine months ended September 30, 2013 as compared to cash provided by financing activities of $47.1 million during the same period in 2012. Cash flows provided by financing activities during the first nine months of 2013 consisted primarily of a $51.5 million issuance of New Additional Notes and $6.8 million in borrowings for our insurance premium financing offset by payments of $55.0 million on our revolving credit facility and other borrowings and $1.6 million for shareholder dividends. Cash flows provided by financing activities during the first nine months of 2012 consisted primarily of $50.0 million in borrowings under our revolving credit facility and $7.1 million in borrowings for our insurance premium financing partially offset by payments of $5.3 million on borrowings and $4.7 million for shareholder dividends.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Oil and Gas Derivatives

As part of our risk management program, we utilize derivative transactions to reduce the variability in cash flows associated with a portion of our anticipated oil and natural gas production to reduce our exposure to fluctuations in oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.

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

At September 30, 2013, on a Boe basis, commodity derivative instruments were in place covering approximately 58% of our projected oil and natural gas sales for 2013, approximately 40% of our projected oil and natural gas sales for 2014 and approximately 21% of our projected oil and natural gas sales for 2015. Approximately 56% of the Company’s 2013 natural gas production, approximately 46% of the Company’s 2014 natural gas production, approximately 34% of the Company’s 2015 natural gas production, approximately 62% of the Company’s 2013 oil production, and approximately 25% of the Company’s 2014 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities.” Future oil and natural gas sales prices on other production will fluctuate according to market conditions.

As of September 30, 2013, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	35,968	$94.14
2014(2)	17,433	$85.55

(1)	Average volume is calculated for the remainder of the 2013 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

	NYMEX Contract Price
	Sell Call		Buy Call
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	40,204	$113.12	26,803	$117.05

	NYMEX Contract Price
	Sell Put		Buy Put
	Volume in Bbls/Mo	Weighted Average Strike Price	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2013(1)	21,467	$70.00	21,467	$70.00
2014(2)	15,925	$63.60	—	—

(1)	Average volume is calculated for the remainder of the 2013 year.
(2)	The Company currently does not have any derivative transactions covering volumes in the fourth quarter of 2014. The calculation of average volumes is for the full year of 2014.

As of September 30, 2013, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2013(1)	712,165	$3.79
2014	443,767	$3.94
2015	252,475	$4.74

(1)	Average volume is calculated for the remainder of the 2013 year.

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

On April 11, 2013, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” and together with the Original and Additional Notes, the “Notes”). The New Additional Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which the Company issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s Amended Revolving Credit Facility and for general corporate purposes. On November 5, 2013, the Company closed an exchange offer registering all of the New Additional Notes.

As of September 30, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.2 million as of September 30, 2013.

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

Amended Revolving Credit Facility

The borrowing base remains $62.5 million, and no amounts were drawn at September 30, 2013. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at September 30, 2013. The maturity date is July 1, 2015.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the nine months ended September 30, 2013, our annual oil sales would increase or decrease by approximately $9.1 million for each $10.00 per barrel change in crude oil prices and our annual gas sales would increase or decrease by approximately $15.2 million for each $1.00 per MMBtu change in natural gas prices.

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

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($5.4 million at September 30, 2013) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($22.0 million in receivables at September 30, 2013). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility, and this exposure will remain under our Amended Revolving Credit Facility. There were no amounts outstanding under the Amended Revolving Credit Facility at September 30, 2013. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013 solely as a result of the material weaknesses identified in Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed on July 24, 2013.

Changes in Internal Control over Financial Reporting. The Company is working to remediate the material weaknesses; however, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Other than the foregoing, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on January 25, 2011, the Company filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract on the lease governing the EB 920 Project, an offshore lease located in the deep waters of the Gulf of Mexico. In March 2013, the United States Court of Federal Claims granted the U.S. Government’s motion for summary judgment on those claims. On September 5, 2013, the Company filed an appeal to the summary judgment in United States Federal Circuit Court of Appeal in Washington D.C., reasserting our claim of a breach of contract by the U.S. Government with respect to the EB 920 Project. There are a number of issues relative to the Government’s breach of the Company’s lease. A major claim of breach is that due to the post-lease change in the rules of calculation of the WCD under Notice to Lessees 2010-06 (“NTL06”), the Company can no longer receive a permit to drill EB 920. The Company cannot develop the lease or receive the benefit of the proved reserves which exist on the lease and for which the Company paid the Government $23.2 million. The new post-lease rules of calculation for WCD did not exist prior to the issuance of NTL06. The Company argues that the post-lease changes to the method of the calculation are substantive both in terms of volumes and financial responsibility. The Government argues they are not substantive. A panel of judges will hear the appeal, and oral arguments are expected to begin in January 2014. The Company is seeking expectation damages on lost profits and reasonable costs and attorneys’ fees. The Company cannot be certain of the outcome of this appeal.

In addition to the legal proceeding described above, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. While management is unable to predict the ultimate outcome of any of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows.

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

Recently, we determined that our proved undeveloped reserves associated with our EB 920 Project in the Gulf of Mexico no longer satisfied the requirements of reasonable certainty to remain booked as proved reserves as of September 30, 2013. Proved undeveloped reserves related to the EB 920 Project were estimated at 8.4 million barrels of oil equivalent at December 31, 2012, or 71.2% of our total proved undeveloped reserves and 33.3% of our total proved reserves at such date. These proved reserves had an estimated present value discounted at 10% using SEC reserves criteria and pricing (“PV-10”) of approximately $210.1 million at December 31, 2012.

As a result of the downward revisions to eliminate the EB 920 Project proved undeveloped reserves, we incurred an increased depletion rate and a significant non-cash impairment charge during the quarter ended September 30, 2013. An impairment charge is due to the application of a “ceiling test,” which limits capitalized oil and gas property costs to the aggregate of the PV-10 of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The future development of our remaining undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs. We cannot be sure that our estimated costs are accurate. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations. For a more detailed discussion of our current liquidity, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We are unsure what long-term effect, if any, the BOEM’s new regulatory requirements and permitting procedures will have on our ability to develop EB 920 or our other offshore operations. We are also unsure what effect, if any, amendments to Oil Pollution Act will have on this lease and our other offshore operations. However, it is possible that due to changes in regulation we will be unable to develop our remaining offshore proved undeveloped reserves.

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

RAAM Global Energy Company

By: RAAM Global Energy Company

November 13, 2013	By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101 ***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.