Form 10-K
period 2013-12-31
RAAM Global Energy Co
filed 2014-03-31
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the registrant’s common stock was not, and currently is not, listed on an exchange and, therefore, the aggregate market value of the registrant’s common stock held by non-affiliates on such date cannot be reasonably determined.

As of March 28, 2014, there were 61,433 shares of common stock, $0.01 par value, outstanding.

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

Forward looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward looking statements. These risks, uncertainties and other factors include, but are not limited to:

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors.”

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

PART I

Item 1. Business

General

We are a privately held Delaware corporation engaged in the exploration, development, production, exploitation and acquisition of oil and natural gas properties. Our producing assets are located offshore in the Gulf of Mexico and onshore in Louisiana, Texas, Oklahoma and California.

We have traditionally focused on acquiring assets in and around the United States Gulf Coast. Over the last decade we have worked to diversify our asset base through the acquisition and development of both conventional onshore assets and long-lived unconventional resource plays that are capable of supporting sustainable growth. Our assets create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities, as well as both oil and gas prone areas. Current development projects are focused on three main areas: shallow waters offshore, onshore conventional assets in Texas and conventional and unconventional assets in California and the Mid-Continent area. We plan to continue to augment our United States Gulf Coast production, increase our proved reserves and the reserve life of our portfolio through the development of these unconventional assets.

At December 31, 2013, we had estimated total proved oil and natural gas reserves of 10,725 MMBoe (35% oil). For the year ended December 31, 2013, our net daily production averaged 9,210 Boepd, which generated revenue of $149.5 million.

Core Properties

Our core properties include assets offshore in the Gulf of Mexico in Louisiana state waters and United States federal waters, onshore conventional assets in Texas and Louisiana, and conventional and unconventional assets in Mid-continent areas and California.

Offshore

Gulf of Mexico — Louisiana State Waters. We commenced operations in the Breton Sound 53 Field in 1989 and currently operate 16 producing wells from 2 manned production platforms which we own. Average net daily production for the year ended December 31, 2013 was 3,857 Boepd. Our leasehold position encompassed 12,076 net acres with proved reserves of 4,055 MBoe at December 31, 2013. We have had a 77% drilling success rate in the Breton Sound 53 Field since 2000. Historical drilling success has been in the Uvig and Tex W zones above 10,500 feet and deeper in the Big Hum and Cris I zones.

Gulf of Mexico — Federal Waters. We commenced operations in the shallow water West Cameron 368 Field and Ship Shoal 154 Field in the United States federal waters in 1987 and 1990, respectively, and we currently own and operate 15 wells and 13 production platforms. Average net daily production for the year ended December 31, 2013 from the United States federal waters was 789 Boepd. Our leasehold position encompassed 28,667 net acres with proved reserves of 1,109 MBoe as of December 31, 2013.

Onshore

Gulf Coast. We currently operate 22 producing wells onshore along the Gulf Coast in Louisiana and Texas. Average net daily production for the year ended December 31, 2013 was 4,418 Boepd. Our leasehold position encompassed 24,616 net acres with proved reserves of 5,037 MBoe at December 31, 2013. In Texas, we have focused on the Eocene Yegua/Cook Mountain trend, which produces natural gas with high condensate yields. Average net daily production for the year ended December 31, 2013 was 4,209 Boepd from 19 producing wells. In Louisiana, we have focused on the Lower Miocene Atchafalaya Basin. Average net daily production for the year ended December 31, 2013 was 85 Boepd from 2 producing wells. In addition, we realized 124 Boepd of production for the year ended December 31, 2013 from one well in another area of Louisiana.

Other Resource Plays

Mid-Continent. Our leasehold position in the Mid-Continent area includes 27,264 net acres in Oklahoma, with proved reserves of 213MBoe at December 31, 2013 and average net daily production for the year ended December 31, 2013 of 59 Boepd from 11 producing wells. Our leasehold position in the Mid-Continent area also includes 4,967 net acres in the Tucumcari Basin in New Mexico and approximately 120,000 net acres in a new venture, which was leased during late 2013.

California. Our leasehold position in the San Joaquin Basin in California encompassed approximately 26,337 net acres with proved reserves of 311 MBoe at December 31, 2013 and average net daily production for the year ended December 31, 2013 of 87 Boepd from 3 producing wells. One of these wells was shut-in for the majority of 2013 and did not begin producing until the beginning of December 2013. During 2013, we drilled one additional well, which was not yet producing at yearend.

Our Operations

Proved Reserves

The following tables set forth our estimated proved crude oil and natural gas reserves and percent of total proved reserves that are proved developed as of December 31, 2013 by reserve category and region. Netherland, Sewell & Associates, Inc., independent petroleum engineers, evaluated properties representing approximately 98% of our proved reserves and Cawley, Gillespie & Associates, Inc., independent petroleum engineers, evaluated the remaining properties representing approximately 2% of our proved reserves at December 31, 2013. Our estimated proved reserves at December 31, 2013 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January 2013 through December 2013, without giving effect to derivative transactions, and were held constant throughout the life of the properties. These prices were $93.42 per Bbl for crude oil and oil equivalents and $3.67 per MMBtu for natural gas. These prices are adjusted for energy content, transportation fees, and regional price differentials resulting in weighted adjusted product prices for the proved reserves over the remaining lives of the properties of $98.10 per Bbl for crude oil and oil equivalents and $4.20 per MMBtu of gas.

	December 31, 2013
	Crude Oil	Natural Gas
	(MBbls)	(MMcf)
Estimated proved developed producing	1,971	24,277
Estimated proved developed non-producing	894	7,001
Estimated proved undeveloped	838	10,851
Total estimated proved reserves	3,703	42,129

	December 31, 2013
	Proved Developed		Proved Undeveloped
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Offshore
Federal waters	907	502	109	58
Shallow state waters	1,069	13,024	453	2,174
Onshore
Texas and Louisiana	512	16,870	276	8,619
Resource Plays
Mid-Continent	84	773	—	—
California	293	109	—	—
Total	2,865	31,278	838	10,851

We have historically added reserves through our exploration program and development activities. Changes in proved reserves were as follows:

	December 31,
In MBoe	2013	2012	2011
Proved reserves beginning of year	25,044	23,459	18,779
Revisions of previous estimates	(13,337)	1,249	3,676
Extensions, discoveries and other additions	3,268	4,508	4,992
Production	(3,362)	(4,172)	(3,988)
Sales of reserves in place	(888)	—	—
Proved reserves end of year	10,725	25,044	23,459

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs. Downward revisions of 13,337 MBoe during 2013 were primarily a result of the elimination of the Ewing Banks 920 (“EB 920” or “Flatt’s Guitar”) Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge (“WCD”) assumptions imposed by the Bureau of Ocean Energy Management (“BOEM”). As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013. These reserves accounted for approximately 63% of the total revision. The Company also had downward revisions due to the formation collapse in some of the wells in the Yegua Trend in East Texas. These revisions accounted for approximately 16% of the total revision. The revisions also included downward revisions based on management’s decision during the fourth quarter of 2013 not to drill certain proved undeveloped reserves in the Oklahoma area that had previously been booked. These reserves accounted for approximately 15% of the total revision. Revisions of 1,249 MBoe during 2012 mainly include downward revisions in wells drilled in the shallow waters of Louisiana and upward revisions in wells located onshore Texas and in federal waters. Revisions of 3,676 MBoe during 2011 include additions due to additional production history for our wells drilled onshore in Texas and in the shallow waters of Louisiana.

Extensions, discoveries and other additions. These are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. During 2013, we had extensions and discoveries of 3,268 MBoe mainly due to new wells drilled in the Yegua Trend of East Texas. During 2012, we had extensions and discoveries of 4,508 MBoe mainly due to new wells drilled onshore in Texas and Oklahoma. During 2011, we had extensions and discoveries of 4,992 MBoe due to new wells drilled onshore in Texas, due to new wells drilled in the shallow waters in Louisiana and due to a well drilled in California.

We expect that a significant portion of future reserve additions will come from our major development projects including the extension and further development of the Breton Sound 53 Field, the expansion of the Eocene Yegua/Cook Mountain producing trend in East Texas, the extension and further development of the Midcontinent area. We may also purchase proved properties in strategic acquisitions.

Technology used to establish proved reserves. Under the Securities and Exchange Commission (“SEC”) rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

Qualifications of technical persons and internal controls over reserves estimation process. During 2013, we used the services of two independent petroleum engineering firms: Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc. (“Independent Engineers”). In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and guidelines established by the SEC, our Independent Engineers estimated 100% of our proved reserve information as of December 31, 2013 included in this annual report. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Within Netherland, Sewell & Associates, Inc., the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell & Associates, Inc. summary reserve report filed herewith are Mr. James E. Ball and Mr. David J. Ryan. Mr. Ball has been practicing consulting petroleum engineering at Netherland, Sewell & Associates, Inc. since 1998. Mr. Ball is a Licensed Professional Engineer in the State of Texas (License No. 57700) and has over 32 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1980 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Ryan has been practicing consulting petroleum geology at Netherland, Sewell & Associates, Inc. since 1998. Mr. Ryan is a Certified Petroleum Geologist in the State of Texas (License No. 3868) and has over 26 years of practical experience in petroleum geosciences, with over 18 years of experience in the estimation and evaluation of reserves. He graduated from Central Michigan University with Bachelor Degrees in Geology, Earth Science, and Biology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Within Cawley, Gillespie & Associates, the technical person primarily responsible for preparing the estimates set forth in the RAAM Global Energy Company December 31, 2013 summary reserve report filed herewith is Mr. Bob Ravnaas. Mr. Bob Ravnaas is a Licensed Professional Engineer in the State of Texas (License No. 61304) and has thirty years of experience in the evaluation of oil and gas reserves. He holds a Bachelor of Science Degree in Chemical Engineering from the University of Colorado and a Masters Degree in Petroleum Engineering from the University of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Within Cawley, Gillespie & Associates, the other technical person responsible for preparing the estimates set forth in the RAAM Global Energy Company December 31, 2013 summary reserve report filed herewith is Mrs. Kellie Jordan. Mrs. Jordan has over eight years of experience in the evaluation of oil and gas reserves. She holds a Bachelor of Science Degree in Petroleum Engineering from the University of Texas. She is also a member of the Society of Petroleum Engineers.

Proved undeveloped reserves. Our proved undeveloped reserves at December 31, 2013 were 2.6 MMBoe down from 11.7 MMBoe at December 31, 2012. Our proved undeveloped reserves consisted of 0.8 MMBbls of crude oil at December 31, 2013 down from 9.8 MMBbls at December 31, 2012 and 10.8 Bcf of natural gas at December 31, 2013 down from 11.8 Bcf of natural gas at December 31, 2012. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased WCD assumptions imposed by the BOEM. As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013. These reserves had previously accounted for 71.2% of our proved undeveloped reserves at December 31, 2012. In addition, during the fourth quarter of 2013 management determined that it would not drill certain proved undeveloped reserves located in Oklahoma, which had accounted for approximately 14.0% of our proved undeveloped reserves at December 31, 2012. The largest increase in proved undeveloped reserves during 2013 was the result of drilling activities in the Yegua Trend of East Texas. Other areas which saw modest increases were in the federal waters offshore and shallow waters offshore in Louisiana. Estimated future development costs relating to the development of 2013 year-end proved undeveloped reserves, as shown in our December 31, 2013 reserve report, is $29.7 million, of which 2014 and 2015 expenditures are estimated to be $21.7 million and zero, respectively. All proved undeveloped reserves are scheduled to be drilled by 2018.

Capital Expenditure Budget

We have a total capital expenditure budget of $82 million for 2014, which is a 35% decrease over the $126 million invested during 2013. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

The 2014 capital budget consists of:

•	$19 million for geological and geophysical costs, including leasing;

•	$24 million for Louisiana state water drilling and development;

•	$10 million for onshore conventional drilling and development;

•	$10 million for California drilling and development;

•	$15 million for projects in progress; recompletions; and

•	$4 million for new ventures to be developed.

While we have budgeted $82 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2014 capital budget has been funded from our cash flows from operations.

We currently expect that our remaining 2014 capital expenditures will be funded from our cash flow from operations in 2014, which includes projected cash flow from new wells, and proceeds from the sales of non-core assets. Although the Company has no current plans to use the Amended Revolving Credit Facility to fund capital expenditures, if our cash flows from operations in the remainder of 2014 and the proceeds from sales of non-core assets are not sufficient to meet our capital expenditure requirements, the Company could use the Amended Revolving Credit Facility to fund any deficiency in order to continue its exploration and development activities.

For additional information please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Developed and Undeveloped Acreage

The following table presents the total gross and net developed and undeveloped acreage by region as of December 31, 2013:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	13,359	12,696	16,520	15,971	29,879	28,667
Shallow waters(2)	10,865	8,852	3,266	3,224	14,131	12,076
Onshore
Texas and Louisiana(3)	5,951	4,272	33,915	20,344	39,866	24,616
Resource Plays
California	800	800	32,429	25,537	33,229	26,337
Mid-Continent	5,760	2,304	224,709	149,835	230,469	152,139
Total	36,735	28,924	310,839	214,911	347,574	243,835

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2013 that will expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2014		2015		2016
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters	11,520	10,971	5,000	5,000	—	—
Shallow waters	—	—	2,746	2,746	—	—
Onshore
Texas and Louisiana	19,889	12,115	3,671	3,341	5,202	2,015
Resource Plays
California	2,859	1,062	11,838	9,321	14,697	10,383
Mid-Continent	76,609	27,176	17,892	3,089	553	67
Total	110,877	51,324	41,147	23,497	20,452	12,465

We have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three to five years. As is customary in the oil and natural gas industry, we can retain our interest in undeveloped acreage by commencing drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the primary term of such leases. We do not assign proved undeveloped reserves to leases after their expiration. Of the 51,324 net acres expiring in 2014, we are currently focusing on developing 340 net acres expiring in California. Our current plan in the other areas is to let the acres scheduled for expiration in 2014 expire.

Drilling Activity

During the three years ended December 31, 2013, we drilled exploratory and development wells as set forth in the table below:

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	—	—	6.0	2.3	8.0	3.2
Natural Gas	—	—	4.0	2.2	3.0	2.2
Dry	1.0	0.7	2.0	1.7	2.0	2.0
Total Exploratory Wells	1.0	0.7	12.0	6.2	13.0	7.4
Development Wells
Oil	1.0	1.0	15.0	6.1	—	—
Natural Gas	6.0	4.0	4.0	2.8	2.0	1.5
Dry	—	—	—	—	—	—
Total Development Wells	7.0	5.0	19.0	8.9	2.0	1.5
Total Wells	8.0	5.7	31.0	15.1	15.0	8.9

Our rig activity during 2014 will be dependent on crude oil and natural gas prices, and, accordingly, our rig count may increase or decrease from current levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost. During the first quarter of 2014, we had two rigs drilling in the Texas Yegua Trend.

Summary of Oil and Natural Gas Properties and Projects Offshore

We operated 22 offshore production platforms with 31 producing wells as of December 31, 2013. Production from our offshore assets averaged 4,646 Boepd for the year ended December 31, 2013. Our offshore staff includes 3 explorationists who generate prospects from our extensive, modern 3-D seismic database. Our offshore operations cover three core areas of production in the Gulf of Mexico: (1) the West Cameron 368 Field production area in shallow United States federal waters, (2) the Ship Shoal production area in shallow United States federal waters, and (3) the Breton Sound production area in shallow state waters. In each of these core areas, we have platforms, production facilities, and pipelines in place, where production from new wells can be established quickly. We have a significant inventory of drilling prospects in each of these core areas. In the United States federal waters, we hold 12,696 net acres by production and we have 15,971 net acres that remain undrilled in primary term contracts. In the state waters of Louisiana, we hold 8,852 net acres by production.

West Cameron 368 Field. The West Cameron 368 Field was one of our first discoveries in the Gulf of Mexico. We have drilled 22 successful wells out of 24 wells drilled and have produced over an aggregate gross 120 Bcf and 1.0 MMBbls since our first discovery in 1986. West Cameron 368 Field represented 4% of our average daily production for the year ended December 31, 2013.

Ship Shoal 154 Field. In 1989, we farmed out Ship Shoal 150 Block from Chevron. In 1990, we drilled our first successful well on this prolific salt dome. We have drilled 17 wells based on our 3-D seismic analysis and we have completed 11 of these wells as commercial oil producers. We have produced over an aggregate gross 8.8 Bcf and 11.9 MMBbls to date from Ship Shoal. Ship Shoal 154 Field represented 5% of our average daily production for the year ended December 31, 2013.

Breton Sound 53 Field. The Breton Sound 53 Field has been a core area for our offshore operations since we first acquired and completed the Virgo BS 52 SL 12806 Century #1 well in 1989. This well established the first geopressured production in the Breton Sound 53 Field, which has subsequently grown to become the Company’s most prolific offshore field to date. We have 12,076 net acres under lease and operate two manned production platforms in the Breton Sound 53 Field. The Breton Sound 53 Field represented 42% of our average daily production for the year ended December 31, 2013. We drilled one development well in this area during 2013.

Onshore

Production from our onshore properties in the Gulf Coast averaged 4,418 Boepd for the year ended December 31, 2013.

Eocene Yegua/Cook Mountain. During 2013, we continued our onshore drilling program. The Eocene Yegua/Cook Mountain trend in southeast Texas has been a core area for us since 2005. We performed 3-D seismic of the 167 square mile JASPO proprietary in 2005 and have since merged this data with over 300 square miles of licensed 3-D data. Production from this area averaged 4,209 Boepd for the year ended December 31, 2013. The Eocene Yegua/Cook Mountain trend represented 46% of our average daily production for the year ended December 31, 2013. We drilled and completed five successful wells in this area during 2013 and placed three wells drilled during 2012 into production resulting in a total of 21 wells producing in this area during 2013. We were also in the process of drilling one additional well year-end.

Resource

We have significant land positions in California and the Mid-Continent, which are in various states of development.

California — San Joaquin Basin (Conventional and Unconventional). We have established an office in Bakersfield, California and have begun a major exploration program in the San Joaquin Basin. The program is focusing on both conventional and unconventional plays. We have acquired 3-D and 2-D seismic data over the prospective area. We have 26,337 net acres under lease as of December 31, 2013. During 2013, we drilled one new well in this area, which was not yet producing at yearend. Our average net daily production was 87 Boepd with estimated proved reserves of 311 Mboe.

Mid-Continent. During the fourth quarter of 2013, the Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado. The Company also sold approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma. The acres sold in Oklahoma represented 3.6% of the Company’s reserves as of December 31, 2012. The acreage sold in Texas and Colorado did not have proved reserves associated with it. The Company received $51.6 million in cash consideration, which it plans to use for capital expenditures.

The Company has selected its next unconventional play, which is located in the Mid-Continent area, and leased approximately 120,000 net acres. It is the Company’s intention to seek a joint venture partner on this play.

We currently have 4,967 net acres in a joint venture in the Tucumcari Basin in New Mexico. We own an 18.75% working interest in this project. As this is a dry gas play, we have no plans for any activities in 2014.

Production, Price and Cost History

Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. During 2013, our gas prices, exclusive of hedges, have been higher than last year due to a general increase in gas market prices. At year-end, we started seeing the potential of large draws in storage due to the cold weather which has engulfed most of the country and we find ourselves in early 2014 with lower storage balances than we have seen in the past five years. During 2013, our oil prices have continued to be strong even though the premium on our Light and Heavy Louisiana Sweet barrels has diminished. Both oil and gas prices have moderated due to modest improvements in our economy, along with a cold winter. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect such volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2013, 2012 and 2011. For additional information on price calculations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011
Net production volumes:
Oil (Bbl)	884,994	1,103,653	1,050,092
Natural gas (Boe)	2,476,557	3,068,547	2,938,407
Oil equivalents (Boe)	3,361,551	4,172,200	3,988,499
Average sales price per unit:(1)
Oil (Bbl)	$103.52	$108.28	$108.30
Natural gas (Mcf)	$4.24	$3.45	$4.94
Oil equivalents (Boe)	$45.98	$43.87	$50.34
Costs and expenses per Boe:
Lease operating expenses	$10.41	$8.52	$8.61
Depreciation, depletion and amortization(2)	$126.75	$28.29	$17.99
General and administrative expenses	$6.35	$4.98	$7.03

(1)	Average prices presented do not give effect to our derivative transactions. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Oil and Gas Derivatives” for a discussion of our derivative activities.
(2)	Depreciation, depletion and amortization for the years ended December 31, 2013 and 2012 was $26.77 and $19.43 per Boe excluding the ceiling test write-downs, respectively. There were no ceiling test write-downs during 2011.

Net production volumes for the year ended December 31, 2013 were 3,362 MBoe, a 19% decrease from net production of 4,172 MBoe for 2012. Our net production volumes decreased by 810 MBoe over 2012 net production volumes mainly due to casing failures in several wells in the Yegua Trend, which went offline during the late second quarter of 2013 and required new wells to be drilled. The casing failures were due to a formation collapse resulting from the normal decrease in formation pressure as the field was produced. Our average oil sales prices decreased $4.76 per Bbl to $103.52 per Bbl for the year ended December 31, 2013 from $108.28 per Bbl for the year ended December 31, 2012. Our average gas sales prices increased $0.79 per Mcf to $4.24 per Mcf for the year ended December 31, 2013 from $3.45 per Mcf for the year ended December 31, 2012. Our production and delivery costs increased $1.89 per Boe, or 22.3%, to $10.41 per BOE for the year ended December 31, 2013 from $8.52 per Boe for the year ended December 31, 2012 mainly due to the decrease in production. The total production and delivery costs decreased to $35.0 million for the year ended December 31, 2013 from $35.5 million for the year ended December 31, 2012. The overall decrease in production and delivery costs was primarily attributable to lower costs for boat transportation, Safety and Environmental Management System (SEMS) compliance efforts and supplies and tools.

Net production volumes for the year ended December 31, 2012 were 4,172 MBoe, a 5% increase from net production of 3,988 MBoe for 2011. Our net production volumes increased 184 MBoe over 2011 net production volumes mainly due to the successful drilling and completion of onshore wells in Texas and onshore wells in California. Our average oil sales prices decreased $.02 per Bbl to $108.28 per Bbl for the year ended December 31, 2012 from $108.30 per Bbl for the year ended December 31, 2011. Our average gas sales prices decreased $1.49 per mcf to $3.45 per Mcf for the year ended December 31, 2012 from $4.94 per Mcf for the year ended December 31, 2011. Our production and delivery costs decreased $0.09 per Boe, or 1.0%, to $8.52 per Boe for the year ended December 31, 2012 from $8.61 per Boe for the year ended December 31, 2011 mainly due to new onshore production.

The following table sets forth information regarding our average net daily production for the years ended December 31, 2013 and 2012:

	Average Net Daily Production for the Year Ended December 31, 2013			Average Net Daily Production for the Year Ended December 31, 2012
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore
Federal waters(1)	410	2,274	789	555	4,968	1,383
State waters(2)	909	17,690	3,857	1,047	21,784	4,678
Onshore
Texas, Louisiana and Mississippi(3)	988	20,579	4,418	1,111	23,125	4,965
Resource Plays
Mid-Continent and California	118	168	146	302	427	373
Total	2,425	40,711	9,210	3,015	50,304	11,399

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Productive Wells

The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2013:

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	12.0	9.3	3.0	2.7	15.0	12.0
State waters(2)	5.0	3.1	11.0	9.6	16.0	12.7
Onshore
Texas and Louisiana(3)	4.0	2.3	18.0	11.9	22.0	14.2
Resource Plays
Mid-Continent and California	14.0	8.8	—	—	14.0	8.8
Total	35.0	23.5	32.0	24.2	67.0	47.7

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

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

We sold natural gas and oil production representing 10% or more of our natural gas and oil revenues for the years ended December 31, 2013, 2012 and 2011 to four customers. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations.

Delivery Commitments

In order to get better pricing from our intrastate markets, we have committed gas production for several of our onshore properties to various purchasers. Most of our wells located onshore in Texas have gas commitments. These commitments range through March 31, 2014, February 28, 2015, and September 30, 2015 and represent 18%, 13% and 13%, respectively, of our production during December 2013. Our gas production in Oklahoma, which is less than 1% of our production, has a life of lease commitment. Our gas that is sold in California has a commitment through April 30, 2016. This also represents less than 1% of our production. The remaining gas production is being sold pursuant to month-to-month marketing arrangements which require either a 30 day or 60 day termination notice by both parties. All of our oil is being sold pursuant to month-to-month marketing contracts that are terminable by either party with a 30 day notice. None of the commitments have required minimum daily production volumes.

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

Intellectual Property

The majority of the Company’s 3-D seismic data is licensed from the owners of the data under long-term, non-exclusive agreements. These licenses range in term from 25 to 50 years. At times, licensed 3-D data is re-processed on a proprietary basis by the Company. This reprocessed data is uniquely controlled by the Company, but is still subject to the underlying license agreements, with the Company having no ownership rights. The Company is a majority owner of the JASPO 3-D survey and the Rivers Edge 3-D covering certain lands in the upper Texas Gulf Coast. Several successful wells have been drilled on the JASPO 3-D survey. The Rivers Edge 3-D is an extension of and adjacent to the JASPO 3-D and will be the focus of our exploration activities in the Texas Yegua Trend in 2014. The Company does not have any current plans to sell its ownership in these surveys, but may grant non-exclusive licenses to third parties in the future.

Employees

As of December 31, 2013, we had 69 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or new interpretations of enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on our financial condition or results of operations, we cannot provide any assurance that we will be able to remain in compliance in the future with respect to existing or new laws and regulations or the terms and conditions required of necessary permits or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of some of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (the “CERCLA”), also known as the “Superfund” law, and comparable state statutes impose joint and several liability without regard to fault or legality of the original conduct, on certain classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance found at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. Many states have adopted comparable or more stringent state statutes. Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of hazardous substances.

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of nonhazardous and hazardous solid wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although a substantial amount of the drilling fluids, produced waters and most other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous wastes under RCRA and instead are regulated under less stringent nonhazardous waste provisions of RCRA, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of nonhazardous waste or categorize some nonhazardous waste as hazardous in the future. Any repeal or modification of this exception or similar exceptions under state law could result in an increase in our costs to manage and dispose of generated waste, which could have a material adverse effect on our results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such substances have been taken for recycling or disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to RCRA, CERCLA and analogous state laws. Under these laws, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination caused by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Water Discharges and Subsurface Injections

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

Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The disposal of oil and natural gas wastes into underground injection wells are subject to the Safe Drinking Water Act, as amended (the “SDWA”), and analogous state laws. The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for alternative water supplies, property damages and personal injuries. While we believe that we have obtained the necessary permits from the applicable regulatory agencies for our underground injection wells and that we are in substantial compliance with applicable permit conditions and federal and state rules, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to conduct continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and issued revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency continues to project the issuance of a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Louisiana, Texas, Oklahoma and California, where we conduct operations, have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. For example, concerns related to hydraulic fracturing activities in California have led to the state legislature proposing bans and other measures restricting hydraulic fracturing, and operators are reportedly experiencing delays in obtaining permits to drill new wells while the state oil and gas agency promulgates new regulations related to hydraulic fracturing fluid chemical additive disclosure, water management and groundwater protection.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2014. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and issued a report in 2011 on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale gas development. Also, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

Releases of Oil

The primary federal law for oil spill liability is the Oil Pollution Act, as amended (the “OPA”), which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the Outer Continental Shelf (“OCS”) or adjoining shorelines. A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. If there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position. Moreover, as a result of the Deepwater Horizon incident, legislation was proposed in a prior session of Congress to increase the minimum level of financial responsibility to $300 million. While the legislation failed to pass, it is possible that similar legislation could be introduced in the future; if such proposed legislation were adopted, we could experience difficulty in providing financial assurances sufficient to comply with this requirement, in which event, we could be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement. Such developments also could have an adverse effect on the value of our offshore assets and the results of our operations.

Air Emissions

The federal Clean Air Act (“CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. We believe we are in substantial compliance with the requirements of these new regulations.

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

Activities on Federal Lands

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (the “NEPA”) which requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

Endangered Species Act Considerations

The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays, or could result in limitations on our exploration and production activities, and any one or more of these developments could have an adverse impact on our ability to develop and produce reserves.

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

We believe that we are in substantial compliance with all existing environmental and occupational health and safety laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2013, 2012 and 2011. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition or results of operations.

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

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, the BOEM (“Bureau of Ocean Energy Management”), the BSEE (“Bureau of Safety and Environmental Enforcement”) or other appropriate federal or state agencies.

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

FERC Market Transparency Rules. On December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Under Order No. 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, natural gas marketers and natural gas producers, are required to report, on May 1 of each year beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. The report for calendar year 2010 and subsequent years is May 1 of the following calendar year. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting.

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

More stringent regulatory initiatives relating to offshore exploration and production activities may have an adverse effect on our results of operations, financial position and liquidity.

In response to an April 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deepwater in the Gulf of Mexico, federal authorities have pursued a series of regulatory initiatives to address the direct impact of that incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2013, the federal government, acting through the U.S. Department of the Interior (“DOI”) and its implementing agencies, BOEM and BSEE, has issued various rules,

Notices to Lessees and Operators (“NTLs”) and temporary drilling moratoria that impose or result in added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico. These new regulatory requirements include the following:

•

The Environmental NTL, which imposes more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

•

The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

•

The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”) to reduce human and organizational errors as root causes of work-related accidents and offshore spills, which rule was subsequently amended as published on April 5, 2013 (sometimes referred to as the “SEMS II” rule) to require operators to, among other things, establish procedures providing all personnel with “stop work” authority, develop protocols as to whom at the facility has the ultimate operational safety and decision-making authority, and establish an independent auditing regimen whereby facility audits are conducted by a service provider accredited by BSEE that is unaffiliated with the operator.

These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico due to adjustments in operating procedures and certification practices as well as increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits. These new requirements also increase the cost of preparing permit applications and will increase the cost of each new well, particularly for wells drilled in deeper waters on the Outer Continental Shelf. We could become subject to fines, penalties or orders requiring us to modify or suspend our operations in the Gulf of Mexico if we fail to comply with these requirements. Moreover, if similar oil spill incidents were to occur in the future in the Gulf of Mexico or elsewhere where we conduct operations, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental regulatory initiatives regarding offshore oil and gas exploration and development activities, which any one or more of such events could have a material adverse effect on our volume of business as well as our financial position, results of operations and liquidity.

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

Moreover, the timing for pursuing restoration and removal activities has accelerated for operators in the U.S. Gulf of Mexico following the DOI’s issuance an NTL, effective October 15, 2010, that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease in the U.S. Gulf of Mexico. Historically, many oil and natural gas producers in the U.S. Gulf of Mexico have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The recently issued NTL sets forth new standards that trigger decommissioning timing requirements; any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years’ time. Plugging or abandonment of wells may be delayed by two years if all of such well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. Moreover, the implementation of this NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in an operator’s related asset retirement obligations.

Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in the reserve estimates or underlying assumptions of our properties will materially affect the quantities and present value of those reserves.

Estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic conditions. In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of this data can vary. This process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, as well as certain regulatory assumptions. If our interpretations or assumptions used in arriving at our reserve estimates prove to be inaccurate, the amount of oil and natural gas that will ultimately be recovered may differ materially from the estimated quantities and net present value of reserves owned by us. Any inaccuracies in these interpretations or assumptions could also materially affect the estimated quantities of reserves shown in the reserve reports.

For example, during September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge assumptions imposed by the BOEM. As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013 and we made downward revisions to eliminate Flatts’ Guitar proved undeveloped reserve. Proved undeveloped reserves related to Flatts Guitar were estimated at 8.4 million barrels of oil equivalent at December 31, 2012, or 71.2% of our total proved undeveloped reserves and 33.3% of our total proved reserves at such date. These proved reserves had an estimated present value discounted at 10% using SEC reserves criteria and pricing (“PV-10”) of approximately $210.1 million at December 31, 2012.

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

Approximately 24.7% of our total estimated proved reserves at December 31, 2013 were classified as proved undeveloped and may ultimately prove to be less than estimated.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. At December 31, 2013, approximately 24.7% of our total estimated proved reserves were undeveloped. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs as shown in our reserve report of approximately $29.7 million, of which $21.7 million, zero and zero are expected to be incurred in 2014, 2015 and 2016, respectively. We cannot be sure that these estimated costs are accurate. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations. For example, we had downward revisions in proved reserves of 2.0 MMBoe based on management’s decision during the fourth quarter of 2013 not to drill certain proved undeveloped reserves in the Oklahoma area that had previously been booked. For a more detailed discussion of our current liquidity, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this annual report.

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

We use the full-cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties each after income tax effects. If at the end of any quarterly period we determine that the net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write down.” This charge does not impact cash flow from operating activities, but does reduce our shareholders’ equity. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

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

Our policy has been to utilize derivative transactions to reduce the variability in cash flows associated with a significant portion of our near–term estimated oil and natural gas production. However, our price derivative strategy and future derivative transactions will be determined at our discretion. We are not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodities prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price derivative strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our derivative strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the prior few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Oil and Gas Derivatives” of this annual report for additional information on our oil and natural gas derivative contracts.

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

During periods of falling commodity prices, our derivative receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing its ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to us is uncertain at this time.

The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations implementing the Act, our results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Finally, the Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. Our revenues could therefore be adversely affected if a consequence of the Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

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

Our exploration, development, production and exploitation projects require substantial capital expenditures. We may be unable to obtain necessary capital or financing on satisfactory terms, which could lead to a decline in our crude oil and natural gas reserves.

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

We are not the operator on all of our current properties and we will not be the operator on all of our future properties and therefore will not be in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on certain of such properties.

We currently operate 100% of our wells (excluding Oklahoma); however, as we carry out our planned drilling program, we will not serve as operator of all planned wells. We conduct and intend to conduct many of our operations through joint ventures in which we share control with other parties. We are not the well operator for several of our joint ventures. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the project or us. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

Numerous governmental authorities, such as the EPA and analogous state environmental agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations or the terms or conditions of required environmental permits may result in the assessment of sanctions, including administrative, civil and/or criminal penalties; the imposition of investigatory, remedial or corrective action obligations; and the issuance of injunctions or orders limiting or prohibiting some or all of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbon and wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical operations and waste disposal practices. For example, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-

related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells; if new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position. Under certain environmental laws and regulations that impose strict, joint and several liability, we may be required to remediate contamination on our properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws and regulations at the time those actions were taken. Claims for damages to persons, property or natural resources may result from environmental and other impacts of our operations. In addition, future spills or releases of regulated substances or accidents or the discovery of currently unknown contamination could expose us to material losses, expenditures and environmental or health and safety liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to our operations or the land on which our operations are conducted.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well construction, drilling, water management, or completion activities, or waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance. See Item 1, “Business—Environmental Matters and Regulation” of this annual report.

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

Climate change legislation and regulatory initiatives restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We conduct hydraulic fracturing in our operations. The process is typically regulated by state oil and gas commissions or other similar state agencies but the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels and issued revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency continues to project issuance of a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Louisiana, Texas, Oklahoma and California, where we conduct operations, have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. For example, concerns related to hydraulic fracturing activities in California have led to the state legislature proposing bans and other measures restricting hydraulic fracturing, and operators are reportedly experiencing delays in obtaining permits to drill new wells while the state oil and gas agency promulgates new regulations related to hydraulic fracturing fluid chemical additive disclosure, water management and groundwater protection.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing activities, with a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2014. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and issued a report in 2011 on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale gas development. Also, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or under newly established legislation.

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

In connection with such an assessment, we perform a review of the subject properties. The resulting assessments are inexact and their accuracy uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is made. Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the federal and state waters of the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, and California, we may pursue acquisitions or properties located in other geographic areas.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

President Obama’s proposed Fiscal Year 2014 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred by independent producers in connection with the exploration for, or development of, oil or natural gas within the United States. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals, tax reform efforts, or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available to us with respect to our oil and natural gas exploration and development activities, and any such change could have an adverse effect on our financial condition and results of operations.

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

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•	limiting management’s discretion in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to hedge our production;

•	detracting from our ability to successfully withstand a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because debt under our Amended Revolving Credit Facility may vary with prevailing interest rates.

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the indenture governing the Senior Notes and our Amended Revolving Credit Facility, it could lead to an event of default and the consequent acceleration of our obligation to repay outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Amended Revolving Credit Facility” and “—12.50% Senior Secured Notes due 2015” of this annual report for additional information on our covenants and other restrictions.

While we believe we have taken the steps necessary to remediate a previously identified deficiency in our internal control over financial reporting, if one or mare material weaknesses recur or if we fail to maintain effective internal control over financial reporting in the future, our ability to report our financial results on a timely and accurate basis may be adversely affected.

During 2013, our management identified material weaknesses in our internal control over financial reporting during the year ended December 31, 2012. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Although we believe we have taken the steps necessary to remediate theses material weaknesses and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can give no assurances that the measures we take will prevent the recurrence of these or similar weaknesses that we may identify, or that any additional material weaknesses will not arise, in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 19,673 square foot building in The Woodlands, Texas. We lease 7,735 square feet of office space in Lexington, Kentucky from one of our affiliates that expires on December 31, 2015. For more information, see Item 13, “Certain Relationships and Related Party Transactions.” In addition, we also lease (i) 14,456 square feet of office space in New Orleans, Louisiana, which expires on May 31, 2016; (ii) 2,388 square feet of office space in Lakewood, Colorado, which expires on November 30, 2016; and (iii) 3,103 square feet of office space in Bakersfield, California, which expires on May 31, 2014.

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

The Company and three other operators in the Breton Sound Area are required to design and conduct a produced water study pursuant to a compliance order issued by the Louisiana Department of Environmental Quality (LDEQ) prohibiting the commercial discharge of produced water from facilities in coastal waters of Louisiana. The group has hired the appropriate consultants to assist with the study design. The group is currently waiting on the LDEQ to issue a revised Compliance Order, outlining the revised compliance schedule based on the agreed upon modifications. Once the program format has been approved by the LDEQ, we will implement the program by collecting samples of produced water ready for discharge and recording the analytical results of testing performed. The Company is awaiting a revised compliance order and new compliance schedule from LDEQ, so that the necessary sampling and analyses may be performed and the results evaluated to determine whether a waiver may be issued by the LDEQ that would allow similar type discharges from these coastal facilities on a going forward basis or if other, potentially more costly, remedial measures, such as the injection of generated produced water into offshore disposal wells, may be warranted.

As previously disclosed, on January 25, 2011, the Company filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract on the lease governing the EB 920 Project, an offshore lease located in the deep waters of the Gulf of Mexico. In March 2013, the United States Court of Federal Claims granted the U.S. Government’s motion for summary judgment on those claims. On September 5, 2013, the Company filed an appeal to the summary judgment in United States Federal Circuit Court of Appeal in Washington D.C., reasserting our claim of a breach of contract by the U.S. Government with respect to the EB 920 Project. There are a number of issues relative to the Government’s breach of the Company’s lease. A major claim of breach is that due to the post-lease change in the rules of calculation of the WCD under Notice to Lessees 2010-06 (“NTL06”), the Company can no longer receive a permit to drill EB 920. The Company cannot develop the lease or receive the benefit of the proved reserves which exist on the lease and for which the Company paid the Government $23.2 million. The new post-lease rules of calculation for WCD did not exist prior to the issuance of NTL06. The Company argues that the post-lease changes to the method of the calculation are substantive both in terms of volumes and financial responsibility. The Government argues they are not substantive. A panel of judges heard the appeal in early January 2014. In March 2014, our appeal was denied. The Company is currently evaluating its options in this case.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on a United States established public trading market. As of March 28, 2014, there were 203 holders of record of our common stock. During 2013, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 15, 2013. During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, September 24, 2012 and December 17, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 1, 2011, June 15, 2011, September 15, 2011 and December 1, 2011. The Board of Directors, in its discretion, will continue to make decisions regarding the payment of dividends on a quarterly basis. In addition, the indenture, dated September 24, 2010, we entered into in connection with the issuance of our 12.50% senior secured notes due 2015 (the “2015 Senior Secured Notes Indenture”), limits our ability to pay dividends.

Item 6. Selected Financial Data

The following table presents our summary consolidated historical financial data for the periods and as of the dates indicated. The statement of operations and balance sheet data for the five years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our consolidated financial statements. For further information that will help you better understand the summary data, you should read this financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and other financial information included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected for any future periods.

	2013	2012	2011	2010	2009
In thousands					Unaudited
Statement of Operations Data:
Revenues
Gas sales	$62,953	$63,535	$87,064	$79,331	$75,312
Oil sales	91,618	119,504	113,722	83,122	65,709
Realized and unrealized gains (losses) on derivatives, net	(5,038)	20,769	13,650	17,417	44,420
Insurance proceeds	—	—	—	—	20,207

Total revenues	149,533	203,808	214,436	179,870	205,648
Costs and expenses:
Production and delivery costs	35,003	35,529	34,326	31,569	25,831
Production taxes	7,965	9,314	10,259	5,732	5,894
Workover costs	3,729	2,772	7,730	10,470	8,439
Depreciation, depletion and amortization	426,061	118,041	71,763	67,312	66,285
General and administrative expenses	21,359	20,780	28,861	16,731	20,573

Total operating expenses	494,117	186,436	152,939	131,814	127,022

Income (loss) from operations	(344,584)	17,372	61,497	48,056	78,626
Other income (expenses):
Interest income	117	78	244	276	363
Interest expense	(29,686)	(21,315)	(17,198)	(9,057)	(4,349)
Income (loss) on equity investment	—	—	(2,044)	(5,156)	492
Loss on sale or disposal of inventory	—	(954)	(20)	(1,463)	(1,257)
Other income (expense), net	(126)	431	204	434	861

Total other income (expenses)	(29,695)	(21,760)	(18,814)	(14,966)	(3,890)

Income (loss) before taxes	(374,279)	(4,388)	42,683	33,090	74,736
Income tax provision (benefit)	(134,080)	(1,796)	17,295	5,794	33,580

Net income (loss) including noncontrolling interest	(240,199)	(2,592)	25,388	27,296	41,156
Net income attributable to noncontrolling interest	1,218	1,314	1,524	1,682	715

Net income (loss) attributable to RAAM Global	$(241,417)	$(3,906)	$23,864	$25,614	$40,441

Statement of Cash Flows Data:
Capital expenditures	$126,320	$180,500	$228,178	$86,936	$137,794
Cash flow provided by (used in):
Operating activities	78,742	128,278	172,928	114,209	185,505
Investing activities	(52,652)	(155,007)	(246,034)	(87,838)	(142,334)
Financing activities	(3,903)	43,657	43,817	25,773	(22,335)
Balance Sheet Data (at period end):
Cash and cash equivalents	$90,858	$68,671	$51,743	$81,032	$28,888
Oil and gas properties, net	287,118	654,268	615,907	461,363	452,683
Total assets	426,612	779,454	744,552	621,698	575,618
Total debt, including current portion	256,111	254,541	204,634	152,653	114,122
Total shareholders’ equity	50,015	293,549	302,391	295,201	270,885

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

We are currently focused on evaluating and developing our asset base, optimizing our acreage positions and evaluating potential acquisitions, with an emphasis on the development and acquisition of unconventional plays. We are currently seeking partners for joint venture or farm-out arrangements for certain assets located in the Breton Sound area, Ship Shoal area, the Yegua/Cook Mountain region, and the Mid-Continent region. In our onshore conventional plays, we are currently pursuing permits for a play in California and anticipate drilling two wells there as soon as permitting is complete. We currently have two unconventional plays under lease. One is located in California, and the other is a Mid-Continent play. We anticipate drilling in each of these plays later this year.

We have developed a business model of conducting a thorough evaluation of numerous plays, including a detailed geological and geophysical review. When a promising prospect is identified, we conduct core analysis and a very detailed petro physical evaluation in order to fully understand the reserve potential, and we develop a complete economic model to establish the expected returns. Once these evaluations are complete, we create a buy outline for purchasing the undeveloped acreage. We then work to secure a joint venture partner to assist us in developing the acreage. In this model, we would ideally recover a significant portion of our initial investment in the acreage through the arrangement with the joint venture partner. We successfully executed this model in the Bend Arch play during 2013. We subsequently decided to sell our remaining interest in that play to pursue other opportunities; however, we believe it demonstrates the successful execution of our business model.

At December 31, 2013, based on the reserve reports, our estimated total proved oil and natural gas reserves were approximately 10,725 MMBoe, with estimated proved developed reserves of 8,078 MMBoe, or 75.3% of our total estimated proved reserves. Oil comprises approximately 34.5% of our total estimated proved reserves. For the year ended December 31, 2013, daily production averaged 9,210 Boepd.

In each of our core areas, we have established a team of experienced geologists and geophysists with extensive experience in the specific area of exploration. We acquired a large library of data including 3-D seismic surveys, well logs, production history, and other relevant data, and we maintain the latest in computer aided exploration hardware and software. Each prospect is subjected to a peer review process, reservoir engineering review, and economic analysis. The combination of having a complete data set, which is evaluated by experienced professionals along with a thorough geological, engineering, and economic review has led to our exploration drilling success. We have employed this system with success in the Gulf of Mexico and onshore in Texas and Louisiana, and we are establishing the same procedures for our Mid-Continent and California unconventional opportunities.

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

Prices for oil and gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and gas activities, commodity prices have experienced significant fluctuations. Our quarterly and annual average net oil and natural gas prices are shown in the tables below.

	2013
	2013	Q1	Q2	Q3	Q4
Oil:
Average price before derivatives ($/Bbl)(1)	$103.52	$107.90	$106.94	$114.74	$82.87
Average price differentials(2)	$11.30	$18.03	$14.84	$7.93	$4.39
Natural Gas:
Average price before derivatives ($/Mcf)(1)	$4.24	$4.03	$4.55	$4.04	$4.38
Average price differentials(2)	$(0.03)	$0.06	$(0.12)	$(0.11)	$0.03

	2012
	2012	Q1	Q2	Q3	Q4
Oil:
Average price before derivatives ($/Bbl)(1)	$108.28	$110.11	$110.41	$107.46	$105.55
Average price differentials(2)	$13.08	$12.62	$12.27	$14.19	$13.25
Natural Gas:
Average price before derivatives ($/Mcf)(1)	$3.45	$3.48	$3.02	$3.36	$3.90
Average price differentials(2)	$0.23	$0.22	$0.36	$0.16	$0.17

(1)	Oil and natural gas prices do not include the effect of derivative contract settlements.

(2)	Price differential compares oil and natural gas prices, without giving effect to derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

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

Our capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. There were “ceiling test” write downs of $336.0 million (made up of a $276.9 million write down in the third quarter and a $59.1 million write down in the fourth quarter) and $37.0 million in 2013 and 2012, respectively. There were no write downs resulting from the “ceiling test” in 2011. The significant ceiling test write-down we recorded during the year ended December 31, 2013 is primarily a result of the downward revisions to eliminate the EB 920 Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased WCD assumptions imposed by the BOEM. As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at September 30, 2013. Proved undeveloped reserves related to the EB 920 Project were estimated at 8.4 million barrels of oil equivalent at December 31, 2012, or 71.2% of our total proved undeveloped reserves and 33.3% of our total proved reserves at such date. These proved reserves had an estimated present value discounted at 10% using SEC reserves criteria and pricing (“PV-10”) of approximately $210.1 million at December 31, 2012.

Recent Developments

Mid-Continent Sale. During the fourth quarter of 2013, the Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado. The Company also sold approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma. The acres sold in Oklahoma represented 3.6% of the Company’s reserves as of December 31, 2012. The acreage sold in Texas and Colorado did not have proved reserves associated with it. The Company received $51.6 million in cash consideration, which it plans to use for capital expenditures.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA. The following table contains financial and operational data for each of the three years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Average daily production:
Oil (Bbl per day)	2,425	3,015	2,877
Natural gas (Mcf per day)	40,711	50,304	48,303
Oil equivalents (Boe per day)	9,210	11,399	10,927
Average prices:(1)
Oil ($/Bbl)	$103.52	$108.28	$108.30
Natural gas ($/Mcf)	$4.24	$3.45	$4.94
Oil equivalents ($/Boe)	$45.98	$43.87	$50.34
Production expense ($/Boe)	$10.41	$8.52	$8.61
General and administrative expense ($/Boe)	$6.35	$4.98	$7.03
Net income (loss) attributable to RAAM Global (in thousands)	$(241,417)	$(3,906)	$23,864
Adjusted EBITDA(2) (in thousands)	$84,730	$143,731	$125,305

(1)	Average prices presented do not give effect to our derivative contracts. Please see “— Oil and Gas Derivatives” for a discussion of our derivative activities.
(2)	Adjusted EBITDA as used herein represents net income (loss) before unrealized gains (losses) on derivatives, interest expense, income taxes, and depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss) attributable to RAAM Global	$(241,417)	$(3,906)	$23,864
Total (gains) losses on derivatives, net, less cash received in settlement of commodity derivatives	4,480	10,077	(4,815)
Interest expense	29,686	21,315	17,198
Depreciation, depletion and amortization	426,061	118,041	71,763
Income taxes	(134,080)	(1,796)	17,295

Adjusted EBITDA	$84,730	$143,731	$125,305

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

Depreciation, depletion and amortization. All capitalized costs of oil and gas properties are amortized through depreciation, depletion and amortization (“DD&A”) using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties, including estimated future development and abandonment costs. Investments in unproved properties and major development projects are not amortized until proved reserves are attributed to the projects or until impairment occurs. If the results of an assessment indicate that the properties are impaired, that portion of such costs is added to the capitalized costs to be amortized. Capitalized oil and gas property costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value, discounted at 10%, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. If a write down occurs, it is recorded within this category of the statement of operations for the period.

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

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2013, 2012 and 2011. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenues:
Gas sales	$62,953	$63,535	$87,064
Oil sales	91,618	119,504	113,722
Realized and unrealized gains (losses) on derivatives, net	(5,038)	20,769	13,650

Total revenues	149,533	203,808	214,436
Costs and expenses:
Production and delivery costs	35,003	35,529	34,326
Production taxes	7,965	9,314	10,259
Workover costs	3,729	2,772	7,730
Depreciation, depletion and amortization	426,061	118,041	71,763
General and administrative expenses	21,359	20,780	28,861

Total operating expense	494,117	186,436	152,939

Income (loss) from operations	(344,584)	17,372	61,497
Other income (expenses):
Interest expense, net	(29,569)	(21,237)	(16,954)
Loss from equity investment	—	—	(2,044)
Loss on sale or disposal of inventory	—	(954)	(20)
Other income (expense), net	(126)	431	204

Total other income (expenses)	(29,695)	(21,760)	(18,814)

Income (loss) before taxes	(374,279)	(4,388)	42,683
Income tax provision (benefit)	(134,080)	(1,796)	17,295

Net income (loss) including noncontrolling interest	(240,199)	(2,592)	25,388
Net income attributable to noncontrolling interest	1,218	1,314	1,524

Net income (loss) attributable to RAAM Global	$(241,417)	$(3,906)	$23,864

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Oil and natural gas production. Oil and natural gas production for the year ended December 31, 2013 decreased to 3.4 MMBoe from 4.2 MMBoe for the year ended December 31, 2012. Gas and oil production for the year ended December 31, 2013 decreased by 19% and 20%, respectively, over the year ended December 31, 2012. The decrease in production during 2013 was mainly due to casing failures in several wells in the Yegua Trend which went offline late during the second quarter of 2013 and required new wells to be drilled. The casing failures were due to a formation collapse resulting from the normal decrease in formation pressure as the field was produced. As a result of this casing failure, one new well and one side-tracked well were drilled, completed and placed online during September 2013. This decrease in production was offset by the increase in production from seven new wells that the Company brought online during 2013 (mainly in the last half of the year) but the new production from these wells did not keep pace with the declines from the mature wells in the offshore fields.

Total revenues. Total revenues for the year ended December 31, 2013 decreased to $149.5 million from $203.8 million for the year ended December 31, 2013. Gas revenues (exclusive of derivatives) decreased by $0.6 million due to the net effects of lower gas volumes and higher gas prices. Gas prices increased by 23% from an average price of $3.45 for the year ended December 31, 2012 to an average gas price of $4.24 for the year ended December 31, 2013.

Oil revenues (exclusive of derivatives) decreased by $27.9 million due to lower oil volumes and lower oil prices. Oil prices decreased by 4% from an average oil price of $108.28 for the year ended December 31, 2012 to an average oil price of $103.52 for the year ended December 31, 2013.

Realized and unrealized gains (losses) on derivatives, net. Realized and unrealized gains (losses) on derivatives, net, were a loss of $5.0 million for the year ended December 31, 2013 as compared to a gain of $20.8 million for the year ended December 31, 2012. During 2012, the Company monetized gas derivatives and received $23.3 million which mainly accounts for the significant difference between the two years. The remainder of the fluctuation from year to year is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

During 2013, the Company realized a net increase in average prices from the sale of oil and natural gas of $2.11 per barrel resulting in an average sales price of $45.98 per Boe as of December 31, 2013 compared to an average sales price of $43.87 per Boe as of December 31, 2012. This decline was due to the lower oil prices coupled with higher gas prices.

Operating Costs and Expenses

Production and delivery costs. Our production and delivery costs for 2013 decreased in total to $35.0 million, or $10.41 per Boe, from $35.5 million in 2012, or $8.52 per Boe. The decrease in production and delivery costs was primarily attributable to lower costs for boat transportation, Safety and Environmental Management System (SEMS) compliance efforts and supplies and tools. The rate per Boe increased during 2013 due to lower production volumes.

Production taxes. Production taxes for 2013 decreased to $8.0 million from $9.3 million in 2012. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is mainly a result of the decrease in realized oil revenues between periods and a reduction in the gas severance tax rate.

Workover costs. Our workover costs for 2013 increased to $3.7 million, or $1.11 per Boe, from $2.8 million in 2012, or $0.66 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Workover projects performed during 2013 had higher equipment rental, lift boat and transportation costs than those performed during 2012.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2013 increased to $426.1 million from $118.0 million in 2012. Depreciation, depletion and amortization for the year ended December 31, 2013 increased to $126.75 per Boe including the effect of the ceiling test write-downs ($26.77 per Boe, excluding the ceiling test write-downs) up from $28.29 per Boe including the effect of the ceiling test write-downs during 2012 ($19.43 per Boe, excluding the ceiling test write-downs) for the year ended December 31, 2012. The increase in depreciation, depletion and amortization was primarily due to “ceiling test” write-downs of $336.0 million during 2013 as compared to write downs of $37.0 million during 2012.

General and administrative expenses. General and administrative expenses increased to $21.4 million in 2013 up from $20.8 million in 2012. The increase in general and administrative expenses was principally due to stock-based compensation awarded to employees for sales of certain non-core assets and higher legal and accounting fees offset by reductions in rent and repairs and maintenance expenses.

Interest expense, net. Net interest expense increased to $29.6 million in 2013 up from $21.2 million in 2012 due to higher debt levels and a higher weighted average interest rate. Debt balances averaged $250.0 million during 2013 and $228.9 million during 2012. Interest rates averaged 11.9% during 2013 and 11.1% during 2012. Amounts of interest expense capitalized to net oil and gas properties during 2013 and 2012 are discussed in Item 8, “Notes to Consolidated Financial Statements—Note 2, Significant Accounting Policies.”

Loss from equity investment. The Company did not have any losses from equity investments during the years ended December 31, 2013 and 2012.

Loss on sale or disposal of inventory. The Company did not have a loss on sale or disposal of inventory for the year ended December 31, 2013. During 2012, the Company recorded a $1.0 million loss because the majority of pipe and casing inventory in storage yards was sold to an unrelated third party after it was determined that it would not be utilized in the Company’s projected 2013 drilling program.

Other income (expense), net. For 2013, other expense was $126,000 as compared to other income of $431,000 in 2012. The decrease was mainly due to the timing of receipt of various non-recurring miscellaneous income items.

Income tax benefit. For 2013, the Company recorded an income tax benefit of $134.1 million as compared to an income tax benefit of $1.8 million for 2012. Income tax benefits recognized were based on effective tax rates of 35.8% for 2013 and 40.9% for 2012. The Company’s effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and tax percentage depletion in excess of cost basis. The Company’s state and local income tax rate in 2013 decreased from 2012 as a result of having a higher 2013 apportionment of its taxable income in a state with lower statutory tax rates where the Company performed the majority of its income-producing activities.

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

Realized and unrealized gains (losses) on derivatives, net. Realized and unrealized gains on derivatives, net were $20.8 million for the year ended December 31, 2012 as compared to $13.6 million for the year ended December 31, 2011. The significant fluctuation between years represents the monetization of gas derivatives during 2012 coupled with the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

During 2012, the Company realized a net decline in average prices from the sale of oil and natural gas of $6.47 per barrel resulting in an average sales price of $43.87 per Boe as of December 31, 2012 compared to an average sales price of $50.34 per Boe as of December 31, 2011. This decline was mainly due to the lower gas prices.

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2012 increased to $118.0 million from $71.8 million in 2011. Depreciation, depletion and amortization for the year ended December 31, 2012 increased to $28.29 per Boe including the effect of the ceiling test write-downs ($19.43 per Boe, excluding the ceiling test write-downs) up from $17.99 per Boe for the year ended December 31, 2011. The increase in depreciation, depletion and amortization was primarily due to a larger net oil and gas property base at December 31, 2012 as compared to December 31, 2011 and “ceiling test” write-downs of $37.0 million during 2012.

General and administrative expenses. General and administrative expenses decreased to $20.8 million in 2012 down from $28.9 million in 2011. The decrease in general and administrative expenses was principally due to lower legal fees, improvements in accounts receivable aging and the related reversal of the allowance, and stock-based compensation awarded to employees during the establishment of office locations devoted to Mid-Continent activities during 2011.

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

Income tax (benefit) provision. For 2012, the Company recorded an income tax benefit of $1.8 million as compared to an income tax provision of $17.3 million for 2011. Income tax (benefit) provision recognized was based on effective tax rates of 40.9% for 2012 and 40.5% for 2011. The Company’s effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes and tax percentage depletion in excess of cost basis.

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

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from shareholders, borrowings under our Amended Revolving Credit Facility, debt financings, sales of non-core assets and cash flows from operations. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements.

We have a total capital expenditure budget of $82 million for 2014, which is a 35% decrease over the $126 million invested during 2013. Our capital budget may need to be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Capital Expenditure Budget

The 2014 capital budget consists of:

•	$19 million for geological and geophysical costs, including leasing;

•	$24 million for Louisiana state water drilling and development;

•	$10 million for onshore conventional drilling and development;

•	$10 million for California drilling and development;

•	$15 million for projects in progress; recompletions; and

•	$4 million for new ventures to be developed.

While we have budgeted $82 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2014 capital budget has been funded from our cash flows from operations.

We currently expect that our remaining 2014 capital expenditures will be funded from our cash flow from operations in 2014, which includes projected cash flow from new wells, and proceeds from the sale of non-core assets. Although the Company has no current plans to use the Amended Revolving Credit Facility (discussed below) to fund capital expenditures, if our cash flows from operations in the remainder of 2014 and the proceeds from sales of non-core assets are not sufficient to meet our capital expenditure requirements, the Company could use the Amended Revolving Credit Facility to fund any deficiency in order to continue the exploration and development activities.

Amended Revolving Credit Facility

The Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base is $50.0 million, of which zero and $50.0 million were drawn at December 31, 2013 and at December 31, 2012, respectively. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at December 31, 2013.

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

Our obligations under the Amended Revolving Credit Facility are secured by a lien on substantially all of our and our subsidiaries’ assets (subject to certain exceptions).

12.50% Senior Secured Notes due 2015

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. We used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the Amended Revolving Credit Facility and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, we closed an exchange offer registering substantially all of the Original Notes.

On July 15, 2011, we completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “Additional Notes,” collectively with the Original Notes, the “Existing Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which we initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original Notes. On November 18, 2011, we closed an exchange offer registering all of the Additional Notes.

On April 11, 2013, we successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” and together with the Original and Additional Notes, the “Notes”). The New Additional Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which we issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base

Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. We used the net proceeds from the offering to repay existing indebtedness under our Amended Revolving Credit Facility and for general corporate purposes. On November 5, 2013, we closed an exchange offer registering all of the New Additional Notes.

As of December 31, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $251.0 million as of December 31, 2013.

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

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	(dollars in thousands)
	2013	2012	2011
Net cash provided by operating activities	$78,742	$128,278	$172,928
Net cash used in investing activities	(52,652)	(155,007)	(246,034)
Net cash provided by (used in) financing activities	(3,903)	43,657	43,817

Net increase (decrease) in cash and equivalents	$22,187	$16,928	$(29,289)

Cash Flows Provided by Operating Activities

Cash provided by operating activities was $78.7 million during 2013 as compared to cash provided by operating activities of $128.3 million during 2012. The decrease in operating cash flows during 2013 was principally attributable to the timing of receipts on accounts receivable, the timing of payments on accounts payable and higher interest due on the Senior Notes at year-end 2013 as compared to year-end 2012.

Cash provided by operating activities was $128.3 million during 2012 as compared to cash provided by operating activities of $172.9 million during 2011. The decrease in operating cash flows during 2012 was principally attributable to the timing of payments on accounts payable and a lower level of revenues payable outstanding at year-end 2012 as compared to year-end 2011.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, please see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Cash Flows Used in Investing Activities

Investing activities used cash totaling $52.7 million during 2013 as compared to cash used in investing of $155.0 million during 2012. Cash used in investing activities decreased in 2013 as compared to 2012 primarily because of a reduction in drilling projects in Louisiana state waters and onshore Texas while the Company was engaging in an active onshore leasing program and negotiating with potential joint venture partners for our Breton Sound area. During 2013, $126.3 million of capital expenditures was offset by $68.9 million of proceeds from sales of non-core assets (discussed later in this section).

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

Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2013, 2012 and 2011 are summarized in the following table:

	Year Ended December 31,
	(dollars in thousands)
	2013	2012	2011
Project Area
Federal	$12,974	$3,193	$5,726
Shallow State Waters	40,226	64,510	88,543
Onshore Texas, Louisiana and Mississippi	45,070	84,684	91,274
Oklahoma, California and Mid-Continent	28,050	28,113	42,635

Total	$126,320	$180,500	$228,178

Cash Flows Provided by (Used in) Financing Activities

Cash used in financing activities was $3.9 million during 2013 as compared to cash provided by financing activities of $43.7 million during 2012. Cash flows used in financing during 2013 consisted primarily of a $51.5 million (including a premium of $1.5 million) issuance of additional 2015 Senior Secured Notes and $6.8 million in borrowings for our insurance premium financing offset by payments of $56.2 million on our revolving credit facility and other borrowings, $2.8 million for the purchase of treasury stock and $1.6 million for shareholder dividends. Cash flows provided by financing during 2012 related primarily to $50.0 million proceeds from our credit facility offset by $6.3 million for shareholder dividends.

Cash provided by financing activities was $43.7 million during 2012 as compared to cash provided by financing activities of $43.8 million during 2011. Cash flows provided by financing during 2012 related primarily to $50.0 million proceeds from our credit facility offset by $6.3 million for shareholder dividends. Cash flows provided by financing during 2011 related primarily to a $51.3 million (including a premium of $1.3 million) issuance of additional 2015 Senior Secured Notes and $8.0 million in borrowings for our insurance premium financing offset by $7.3 million of payments on borrowings and $6.1 million for shareholder dividends.

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

At December 31, 2013, commodity derivative instruments were in place covering approximately 49% of our projected oil and natural gas sales for 2014 and 33% of our projected oil and natural gas sales for 2015.

As of December 31, 2013, we had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Swaps
Period	Volume in Bbls/Mo	Weighted Average Fixed Price
2014	34,081	$88.75

	NYMEX Contract Price
	Sell Put		Buy Put
Period	Volume in Bbls/Mo	Weighted Average Fixed Price	Volume in Bbls/Mo	Strike Price
2014 (1)	15,925	$63.60	—	—
2015	20,945	$70.00	20,945	$90.00

(1)	The Company currently does not have any derivative transactions via options for volumes in the fourth quarter of 2014. The calculation of average hedged volumes is for the full year of 2014.

As of December 31, 2013, we had entered into the following natural gas derivative instruments:

	Total Swaps
Period	Volume in MBtu/Mo	Weighted Average Fixed Price
2014	514,877	$3.95
2015	252,475	$4.74

Please see Item 8, “Notes to Consolidated Financial Statements–Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report for additional discussion regarding the accounting applicable to our derivative program.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments as of December 31, 2013 in thousands:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
12.50% Notes Due 2015(1)	304,688	31,250	273,438	—	—
Promissory note(2)	3,824	325	651	651	2,197
Other indebtedness(3)	2,493	2,493	—	—	—
Operating leases(4)	1,272	586	686	—	—
Drilling rig commitments(5)	1,040	1,040	—	—	—

Total	$313,317	$35,694	$274,775	$651	$2,197

(1)	A principal repayment of $250 million is included in the 1-3 year column. All other amounts represent interest.
(2)	Consists of a promissory note with Business Property Lending Inc. in the aggregate principal and interest amount of $3.8 million relating to the construction of our Houston, TX office building.
(3)	Consists of $2.5 million of outstanding indebtedness relating to the financing of the premiums on our annual insurance policy.
(4)	Consists of office space leases for our Lexington, KY, New Orleans, LA, Bakersfield, CA and Lakewood, CO offices.
(5)	Consists of obligations under a drilling rig contract for one rig during 2014. This contract was entered into in the normal course of business to ensure rig availability to allow us to execute our business objectives.

As of December 31, 2013, the Company has asset retirement obligations of $14.1 million recorded in current liabilities. These are expected to be settled within one year. As of December, 31, 2013, the Company has asset retirement obligations of $29.1 million recorded in long-term liabilities. The Company does not have these amounts classified by year expected to settle in the table above due to the unpredictable nature of plugging and abandonment obligations. The expected lives of these wells could change from period to period.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. Please see Item 8, “Notes to Consolidated Financial Statements—Note 2, Significant Accounting Policies” for a discussion of additional accounting policies and estimates made by management.

Oil and Natural Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $8.2 million, $4.9 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company capitalized interest of $2.4 million, $6.8 million and $7.0 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to significant properties not subject to amortization.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $45.8 million and $81.3 million at December 31, 2013 and December 31, 2012, respectively. The Company believes that the unevaluated properties at December 31, 2013 will be substantially evaluated during 2014, 2015 and 2016, and the costs will begin to be amortized at that time.

Each quarter, we review the carrying value of our capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, current prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period. The Company recorded $336.0 million of non-cash write downs of the carrying value of its proved oil and natural gas properties during the year ended December 31, 2013, as a result of “ceiling test” limitations. The Company recorded $37.0 million of non-cash write downs of the carrying value of its proved oil and natural gas properties during the year ended December 31, 2012, as a result of “ceiling test” limitations. There were no write downs resulting from the “ceiling test” during the year ended December 31, 2011. Future evaluation of unevaluated properties, oil and gas sales prices and changes in proved reserve estimates will affect the results of future ceiling tests.

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under defined economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. Please see Item 8, “Notes to Consolidated Financial Statements— Note 2, Significant Accounting Policies” included elsewhere in this annual report. Our estimated proved reserves for the year ended December 31, 2011 were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and H.J. Gruy and Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For the year ended December 31, 2012 our estimated proved reserves were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, H.J. Gruy and Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and Cawley, Gillespie & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For the year ended December 31, 2013, our estimated proved reserves were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and Cawley, Gillespie & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm.

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

During the fourth quarter of 2013, the Company completed asset sales totaling $51.6 million to an unrelated third party. The Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado for $41.8 million and approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma for $9.8 million. The Oklahoma acreage sold included 3.6% of the Company’s total proved reserves at December 31, 2012. These amounts were recorded as reductions to net oil and gas properties with no income statement impact because the sales did not significantly alter the relationship between capitalized costs and proved reserves.

During the first quarter of 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for $17.3 million. The Company will also receive a $17.3 million net carry from this unrelated third party. The sale was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves. As of December 31, 2013, the Company had received $9.8 million of the carry from the unrelated third party. Of this amount, $6.0 million of drilling costs had been incurred as of December 31, 2013, and $3.8 million was recorded in Advances from joint interest partners on the consolidated balance sheet.

During the fourth quarter of 2012, the Company sold approximately 40,000 acres in Oklahoma to a former joint venture partner. The sales price was approximately $10.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

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

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was approximately $2.2 million and was recorded in cash and as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no income statement impact because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2013 was $37.8 million. The asset retirement liability at December 31, 2013 was $43.2 million. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization in the accompanying consolidated statement of operations. A discount rate of 5% was used to calculate the asset retirement obligation until September 24, 2010, at which time the Company began using a discount rate of 12.5%, the rate of the newly issued 2015 Senior Secured Notes. Other critical assumptions used to calculate asset retirement obligations include reserve lives as reported by our independent oil and natural gas reservoir engineering consulting firms, current market rates for plugging and abandonment activities and historical costs the Company has incurred on its plugging and abandonment activities.

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

The Company recognizes its derivative instruments on the consolidated balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains(losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. See Item 8, “Notes to Consolidated Financial Statements—Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report for further details.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2013, 2012 or 2011. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management that may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the year ended December 31, 2013, our oil sales would increase or decrease by approximately $8.8 million for each $10.00 per barrel change in crude oil prices and our gas sales would increase or decrease by approximately $14.9 million for each $1.00 per MMBtu change in natural gas prices, excluding the effects of existing commodity derivatives.

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

At December 31, 2013, $(2.9) million represented the fair value of the commodity derivatives. This $(2.9) million was made up of approximately $1.6 million in assets, which were recorded in long term assets and $(4.5) million in liabilities recorded in current and long-term liabilities. At December 31, 2012, $1.5 million represented the fair value of the commodity derivatives. This $1.5 million was made up of approximately $3.7 million in assets, which were recorded in both current and long term assets and approximately $(2.2) million in liabilities recorded in long-term liabilities. A 10% increase in prices used at December 31, 2013 would have reduced the asset fair value by $7.3 million and a 10% decrease in prices would have increased the asset fair value by $7.5 million.

As of December 31, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2014 and 2015:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
January 2014 - June 2014	Swap	150,833	$4.09
January 2014 - December 2014	Swap	152,083	$3.67
January 2014 - December 2014	Swap	121,083	$4.15
January 2014 - December 2014	Swap	79,850	$4.00
January 2014 - December 2014	Swap	71,111	$3.98
July 2014 - December 2014	Swap	30,667	$4.00
January 2015 - December 2015	Swap	167,042	$4.94
January 2015 - December 2015	Swap	85,433	$4.35

As of December 31, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2014 and 2015:

		Volume in	NYMEX
	Contract	BBls/	Strike
Remaining Contract Term	Type	Month	Price
January 2014 - June 2014	Swap	24,133	$85.40
January 2014 - December 2014	Swap	16,648	$92.10
January 2014 - September 2014	Put - Sell	21,233	$63.60
July 2014 - September 2014	Swap	21,467	$85.90
January 2015 - December 2015	Put - Buy	20,945	$90.00
January 2015 - December 2015	Put - Sell	20,945	$70.00

For a further discussion of our derivative activities, please see Item 8, “Notes to Consolidated Financial Statements — Note 3, Fair Value Measurements” and “Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($5.5 million at December 31, 2013) and the sale of our crude oil and natural gas production, which we market to energy marketing companies and transmission companies ($19.5 million in receivables at December 31, 2013). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well, to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. See Item 8, “Notes to Consolidated Financial Statements —Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility and this exposure will remain under our Amended Revolving Credit Facility. We had zero and $50 million outstanding under the Amended Revolving Credit Facility at December 31, 2013 and 2012, respectively. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RAAM Global Energy Company

We have audited the accompanying consolidated balance sheets of RAAM Global Energy Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAAM Global Energy Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 31, 2014

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$90,858	$68,671
Accounts receivable, net of $656 and $185 allowance for doubtful accounts in 2013 and 2012, respectively	5,472	4,598
Revenues receivable	19,517	28,527
Income taxes receivable	507	1,438
Deferred tax asset - current	3,938	872
Commodity derivatives – current portion	—	2,369
Prepaid assets	3,863	3,180
Other current assets	4,596	4,063

Total current assets	128,751	113,718
Oil and gas properties (full-cost method):
Properties being amortized	1,432,310	1,340,650
Properties not subject to amortization	45,752	81,292
Less accumulated depreciation, depletion, and amortization	(1,190,944)	(767,674)

Net oil and gas properties	287,118	654,268
Other assets:
Other capitalized assets, net	7,252	6,771
Commodity derivatives	1,541	1,381
Other	1,950	3,316

Total other assets	10,743	11,468

Total assets	$426,612	$779,454

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2013	2012
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$28,066	$19,627
Revenues payable	17,699	24,587
Interest payable - senior secured notes	7,813	6,250
Current taxes payable	25	313
Advances from joint interest partners	4,852	85
Commodity derivatives - current portion	4,467	1,114
Asset retirement obligations - current portion	14,089	11,195
Debt – current portion	2,626	1,975

Total current liabilities	79,637	65,146
Other liabilities:
Commodity derivatives	10	1,091
Asset retirement obligations	29,138	28,178
Debt	2,448	52,584
Senior secured notes	251,037	199,982
Deferred income taxes	14,178	138,596
Other long-term liabilities	149	328

Total other liabilities	296,960	420,759
Total liabilities	376,597	485,905
Commitments and contingencies (see Note 14)
Equity:
Common stock, $0.01 par value, 380,000 shares authorized, 61,425 and 62,500 outstanding in 2013 and 2012, respectively	63,521	62,478
Treasury stock at cost, 6,873 and 5,166 shares in 2013 and 2012, respectively	(8,552)	(5,736)
Retained earnings (accumulated deficit)	(7,441)	235,538

Total equity attributable to RAAM Global	47,528	292,280
Noncontrolling interest	2,487	1,269

Total equity	50,015	293,549

Total liabilities and equity	$426,612	$779,454

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	2013	2012	2011
Revenues:
Gas sales	$62,953	$63,535	$87,064
Oil sales	91,618	119,504	113,722
Realized and unrealized gains (losses) on derivatives, net	(5,038)	20,769	13,650

Total revenues	149,533	203,808	214,436
Operating expenses:
Production and delivery costs	35,003	35,529	34,326
Production taxes	7,965	9,314	10,259
Workover costs	3,729	2,772	7,730
Depreciation, depletion and amortization	426,061	118,041	71,763
General and administrative expenses	21,359	20,780	28,861

Total operating expense	494,117	186,436	152,939

Income (loss) from operations	(344,584)	17,372	61,497
Other income (expenses):
Interest expense, net	(29,569)	(21,237)	(16,954)
Loss from equity investment	—	—	(2,044)
Loss on sale or disposal of inventory	—	(954)	(20)
Other income (expense), net	(126)	431	204

Total other income (expenses):	(29,695)	(21,760)	(18,814)

Income (loss) before taxes	(374,279)	(4,388)	42,683
Income tax provision (benefit)	(134,080)	(1,796)	17,295

Net income (loss) including noncontrolling interest	(240,199)	(2,592)	25,388

Net income attributable to noncontrolling interest (net of tax)	1,218	1,314	1,524

Net income (loss) attributable to RAAM Global	$(241,417)	$(3,906)	$23,864

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF

EQUITY

(In thousands, except share data)

					Retained
	Common Stock		Treasury Stock		Earnings (Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit)	Interest	Total
Balance, January 1, 2011	60,000	$56,096	5,166	$(5,736)	$244,841	$—	$295,201
Issuance of common stock	2,500	6,333					6,333
Purchase of noncontrolling interest		49					49
Change in noncontrolling interest					(16,948)	(1,569)	(18,517)
Payment of dividends					(6,063)		(6,063)
Net income					23,864	1,524	25,388

Balance, December 31, 2011	62,500	$62,478	5,166	$(5,736)	$245,694	$(45)	$302,391
Payment of dividends					(6,250)		(6,250)
Net income (loss)					(3,906)	1,314	(2,592)

Balance, December 31, 2012	62,500	$62,478	5,166	$(5,736)	$235,538	$1,269	$293,549
Issuance of common stock	632	1,043					1,043
Purchase of treasury stock	(1,707)		1,707	(2,816)			(2,816)
Payment of dividends					(1,562)		(1,562)
Net income (loss)					(241,417)	1,218	(240,199)

Balance, December 31, 2013	61,425	$63,521	6,873	$(8,552)	$(7,441)	$2,487	$50,015

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2013	2012	2011
Operating activities
Net income (loss) including noncontrolling interest	$(240,199)	$(2,592)	$25,388
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	427,906	119,868	73,957
Deferred income taxes	(127,484)	21,652	14,274
Stock-based compensation expense	1,043	—	6,333
Loss on sale or disposal of inventory	—	954	20
Impairment of equity method investment	—	—	2,044
Changes in assets and liabilities:
Accounts and revenues receivable	7,630	4,049	6,941
Income tax receivables	931	680	837
Other current assets	(600)	666	(815)
Change in derivatives, net	4,480	10,076	(4,815)
Accounts payable and accrued liabilities	10,826	(22,118)	36,137
Current taxes payable	(287)	(86)	(526)
Interest payable on Senior Notes	1,563	—	1,202
Revenues payable	(6,888)	(4,732)	11,484
Other long-term liabilities	(179)	(139)	467

Net cash provided by operating activities	78,742	128,278	172,928
Investing activities
Change in advances from joint interest partners	4,767	(934)	1,019
Payment of prepaid drilling expenses	—	—	(555)
Additions to oil and gas properties and equipment	(126,320)	(180,500)	(227,623)
Purchase of noncontrolling interest	—	—	(21,000)
Proceeds from net sales of oil and gas properties	68,901	26,427	2,125

Net cash used in investing activities	(52,652)	(155,007)	(246,034)
Financing activities
Proceeds from revolving credit facility	—	50,000	—
Proceeds from borrowings	6,757	7,101	8,037
Payments on debt	(56,242)	(7,204)	(7,347)
Deferred loan costs	—	—	(469)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,500	—	51,250
Deferred bond costs	(1,540)	—	(1,510)
Purchase of treasury stock	(2,816)	—	—
Payment of dividends	(1,562)	(6,250)	(6,063)
Other	—	10	(81)

Net cash provided by (used in) financing activities	(3,903)	43,657	43,817

Increase (decrease) in cash and cash equivalents	22,187	16,928	(29,289)
Cash and cash equivalents, beginning of period	68,671	51,743	81,032

Cash and cash equivalents, end of period	$90,858	$68,671	$51,743

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

RAAM Global Energy Company (“RAAM,” “RAAM Global,” or the “Company”) is engaged primarily in the exploration and development of oil and gas properties and in the resulting production and sale of natural gas, condensate and crude oil. The Company’s production facilities are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, California and Oklahoma.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $8.2 million, $4.9 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company capitalized interest of $2.4 million, $6.8 million and $7.0 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to significant properties not subject to amortization.

All capitalized costs of oil and gas properties are amortized through depreciation, depletion and amortization (DD&A) using the future gross revenue method whereby the annual provision is computed by dividing revenue earned during the period by future gross revenues at the beginning of the period, and applying the resulting rate to the cost of oil and gas properties.

Investments in unproved properties and major development projects are not amortized until proved reserves are attributed to the projects or until impairment occurs. If the results of an assessment indicate that the properties are impaired, that portion of such costs is added to the capitalized costs to be amortized.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $45.8 million and $81.3 million at December 31, 2013 and December 31, 2012, respectively. The Company believes that the unevaluated properties at December 31, 2013 will be substantially evaluated during 2014, 2015 and 2016, and the costs will begin to be amortized at that time.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Realized and unrealized gains (losses) on derivatives, net in the accompanying consolidated statements of operations. See Note 6, Commodity Derivative Instruments and Derivative Activities for further details.

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

Revenue Recognition and Taxes Paid to Governmental Authorities

The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled, based on its interest in the properties. Gas balancing obligations as of December 31, 2013, 2012 and 2011 were not significant. Severance taxes incurred to governments were $8.0 million, $9.3 million and $10.3 million for 2013, 2012 and 2011, respectively, and were recorded in Production taxes in the accompanying consolidated statements of operations.

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

Accounting for Asset Retirement Obligations

In accordance with the provisions of FASB guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization in the accompanying consolidated statement of operations. See Note 5, Property, Plant and Equipment and Asset Retirement Obligations, for additional information.

Operating Segments

The Company operates in one business segment—the exploration, development and sale of oil and gas.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2013 and 2012, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts.

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
In Thousands	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
December 31, 2013
Assets:
Commodity derivatives	$—	$3,735	$—	$3,735	$(2,194)	$1,541
Liabilities:
Commodity derivatives	—	(6,671)	—	(6,671)	2,194	(4,477)
December 31, 2012
Assets:
Commodity derivatives	$—	$8,429	$—	$8,429	$(4,679)	$3,750
Liabilities:
Commodity derivatives	—	(6,884)	—	(6,884)	4,679	(2,205)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

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

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	December 31, 2013	December 31, 2012
In thousands
Assets:
Fair value of commodity derivatives - current assets	$—	$2,369
Fair value of commodity derivatives - long-term assets	1,541	1,381

Total Assets	$1,541	$3,750

Liabilities:
Fair value of commodity derivatives - current liabilities	$(4,467)	$(1,114)
Fair value of commodity derivatives - long-term liabilities	(10)	(1,091)

Total Liabilities	$(4,477)	$(2,205)

2015 Senior Secured Notes

During September 2010, July 2011 and April 2013, the Company issued Senior Secured Notes. At December 31, 2013, the fair value of the Notes was estimated to be $259.1 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of December 31, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $251.0 million as of December 31, 2013.

At December 31, 2012, the fair value of the Notes was estimated to be $206.0 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of December 31, 2012, a total of $200.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $200.0 million as of December 31, 2012.

Amended Revolving Credit Facility

The borrowing base for the Amended Revolving Credit Facility is $50.0 million of which zero was drawn at December 31, 2013 and $50 million was drawn at December 31, 2012. The carrying amount of the revolving credit facility approximates the fair value due to the variable interest rate on this debt.

The book values of those financial instruments that are classified as current assets or liabilities approximate fair value because of the short maturity of those instruments.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at December 31, 2013 and 2012 were $25.0 million and $33.1 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $16.5 million was due from five companies and $24.0 million was due from five companies at December 31, 2013 and December 31, 2012, respectively.

Since all of the Company’s accounts receivable from purchasers and joint interest owners at December 31, 2013 and December 31, 2012 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of December 31, 2013 and December 31, 2012. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the years ended December 31, 2013, 2012 and 2011 to the following customers as listed below. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations. The Company believes that it could replace any one of the major customers if necessary without a major disruption in sales.

	2013	2012	2011
Company A	32%	35%	12%
Company B	21%	17%	15%
Company C	16%	14%	15%
Company D	11%	(a )	(a )
Company E	(a )	10%	(a )
Company F	(a )	(a )	27%

(a)	Revenues from this customer were less than 10% in this year.

5. Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Oil and natural gas properties (full cost method):
Properties being amortized	$1,432,310	$1,340,650
Properties not subject to amortization	45,752	81,292

Total oil and natural gas properties	1,478,062	1,421,942
Less accumulated depreciation, depletion and amortization	(1,190,944)	(767,674)

Net oil and gas properties	287,118	654,268

Land	1,025	1,025
Buildings and improvements	6,492	6,406
Office equipment and software	6,246	4,862
Leased equipment	345	345
Furniture and fixtures	830	731

Total	14,938	13,369
Less accumulated depreciation	(7,686)	(6,598)

Net capitalized costs	7,252	6,771

Capitalized assets, net	$294,370	$661,039

The Company utilizes useful lives of 31.5 years for buildings and improvements, 3 to 5 years for office equipment and software, 2 to 5 years for leased equipment and 7 years for furniture and fixtures when calculating depreciation.

Oil and Gas Properties

The Company’s ceiling test computation for the fourth quarter of 2013 resulted in a $59.1 million write-down and was based on twelve-month average prices of $93.42 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.67 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials. The Company’s ceiling test computation for the third quarter of 2013 resulted in a $276.9 million write-down and was primarily a result of the downward revisions to eliminate the Ewing Banks 920 (“EB 920” or “Flatt’s Guitar”) Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge (“WCD”) assumptions imposed by the Bureau of Ocean Energy Management (“BOEM”). As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013. These write-downs were recorded in Depreciation, depletion and amortization in the consolidated statement of operations. For the year ended December 31, 2012, the Company’s ceiling test computation resulted in a write-down of $37.0 million and was based on twelve-month average prices of $91.21 per barrel of oil, plus adjustments, and $2.76 per MMBtu of natural gas, plus adjustments. The write-down of $37.0 million was recorded in Depreciation, depletion and amortization in the consolidated statement of operations. For the year ended December 31, 2011, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $92.71 per barrel of oil, plus adjustments, and $4.12 per MMBtu of natural gas, plus adjustments.

Sale of Oil and Gas Properties

During the fourth quarter of 2013, the Company completed asset sales totaling $51.6 million to an unrelated third party. The Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado for $41.8 million. The Company also sold approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma for $9.8 million. The Oklahoma acreage sold included 3.6% of the Company’s total proved reserves at December 31, 2012. These amounts were recorded as reductions to net oil and gas properties with no impact on the statement of operations because the sales did not significantly alter the relationship between capitalized costs and proved reserves.

During the first quarter of 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for $17.3 million. The Company will also receive a $17.3 million net carry from this unrelated third party. The sale was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of operations because the sale did not significantly alter the relationship between capitalized costs and proved reserves. As of December 31, 2013, the Company had received $9.8 million of the carry from the unrelated third party. Of this amount, $6.0 million of drilling costs had been incurred as of December 31, 2013, and $3.8 million was recorded in Advances from joint interest partners on the consolidated balance sheet.

During the fourth quarter of 2012, the Company sold approximately 40,000 acres in Oklahoma to a former joint venture partner. The sales price was approximately $10.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of operations because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the third quarter of 2012, the Company sold approximately 15,000 net acres in oil, gas and/or mineral leases and a total of approximately 56,000 net acres, which includes options in oil, gas and/or mineral leases, located in Texas and Louisiana and a well and related equipment located in Louisiana, along with all of our contracts and agreements related to this property to an unrelated third party. The sales price was approximately $14.0 million and was recorded as a reduction to net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of operations because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2012, the Company sold a wellbore and production facility in Louisiana state waters to an unrelated third party. The sales price was approximately $2.0 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of operations because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

During the second quarter of 2011, the Company sold approximately 16,000 acres onshore Mississippi to an unrelated third party oil and gas company. The sales price was approximately $2.2 million and was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of operations because the sale does not significantly alter the relationship between capitalized costs and proved reserves.

Asset Retirement Obligations

The change in the Company’s asset retirement obligations (ARO) is set forth below:

In thousands
Balance of ARO as of January 1, 2012	$26,788
Accretion expense	1,362
Additions	2,301
Settlement of ARO	(827)
Changes in ARO estimate	9,749

Balance of ARO as of December 31, 2012	39,373
Accretion expense	1,467
Additions	4,222
Settlement of ARO	(4,489)
Settlement of ARO through sale of properties	(117)
Changes in ARO estimate	2,771

Balance of ARO as of December 31, 2013	$43,227

The change in estimate during 2013 is primarily the result of reductions in reserve lives of certain offshore federal wells that have higher AROs than onshore properties, resulting in an acceleration of recording their AROs since the estimated timeframe expected to pass until the Company is required to plug and abandon the wells is shorter than was estimated at the previous yearend.

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

6. Commodity Derivative Instruments and Derivative Activities

In order to manage the variability in cash flows associated with the sale of its oil and gas production, the Company has developed a strategy to combine the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. At December 31, 2013, Shell Energy North America (US), L.P., Union Bank of California N.A., BNP PARIBAS, NATIXIS and Regions Bank are the counterparties being used by the Company.

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

At December 31, 2013, $(2.9) million represented the fair value of the commodity derivatives. This $(2.9) million was made up of approximately $1.6 million in assets, which were recorded in long term assets and $(4.5) million in liabilities recorded in current and long-term liabilities. At December 31, 2012, $1.5 million represented the fair value of the commodity derivatives. This $1.5 million was made up of approximately $3.7 million in assets, which were recorded in both current and long term assets and approximately $(2.2) million in liabilities recorded in long-term liabilities.

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period. The Company has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

As of December 31, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2014 and 2015:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
January 2014 - June 2014	Swap	150,833	$4.09
January 2014 - December 2014	Swap	152,083	$3.67
January 2014 - December 2014	Swap	121,083	$4.15
January 2014 - December 2014	Swap	79,850	$4.00
January 2014 - December 2014	Swap	71,111	$3.98
July 2014 - December 2014	Swap	30,667	$4.00
January 2015 - December 2015	Swap	167,042	$4.94
January 2015 - December 2015	Swap	85,433	$4.35

As of December 31, 2013, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2014 and 2015:

		Volume in	NYMEX
	Contract	BBls/	Strike
Remaining Contract Term	Type	Month	Price
January 2014 - June 2014	Swap	24,133	$85.40
January 2014 - December 2014	Swap	16,648	$92.10
January 2014 - September 2014	Put - Sell	21,233	$63.60
July 2014 - September 2014	Swap	21,467	$85.90
January 2015 - December 2015	Put - Buy	20,945	$90.00
January 2015 - December 2015	Put - Sell	20,945	$70.00

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

The Company evaluates its equity method investments on a quarterly basis to ensure proper accounting treatment is being applied. During the Company’s equity method investment review in the third quarter of 2011, new information regarding this investment was identified indicating that the joint venture which had been operating this oil field was no longer in a stable financial position and it appears unlikely that there will be production from this oil field in the foreseeable future. Given that there is no expected revenue stream from this investment, the Company believes that the investment has incurred an additional other than temporary impairment (“OTTI”) and should be written down to zero. The result of this analysis was a $2.0 million OTTI charge, which was recorded in the accompanying consolidated statements of operations in Loss from equity investments.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Accounts payable	$20,447	$14,502
Oil and gas property costs accrual	2,691	2,460
Production and delivery costs accrual	2,233	1,288
Compensation and benefits accrual	2,408	1,009
Other	287	368

Total Accounts payable and Accrued liabilities	$28,066	$19,627

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

On April 11, 2013, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” collectively with the Original Notes and the Additional Notes, the “Notes”). The New Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. The New Additional Notes were sold at 103.0% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Company received net proceeds from the issuance and sale of the New Additional Notes of approximately $50.3 million, after underwriting fees and offering expenses. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s amended revolving credit facility and for general corporate purposes. On November 5, 2013, the Company closed an exchange offer registering all of the New Additional Notes.

The Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Amended Revolving Credit Facility. The Notes and the guarantees are secured by a security interest in substantially all of our existing and future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Amended Revolving Credit Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the notes is subordinated and junior to liens securing our Amended Revolving Credit Facility.

The senior notes contain typical restrictions on liens, mergers and sales of assets. Until October 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2015 Senior Secured Notes at a price equal to 112.50% of the principal amount, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. On or after October 1, 2014 until March 31, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at an initial redemption price equal to par value plus one-half the coupon plus accrued and unpaid interest to the date of redemption. On or after April 1, 2015, the Company may redeem some or all of the 2015 Senior Secured Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption. The Company may also redeem some or all of the 2015 Senior Secured Notes at any time prior to October 1, 2014 at the “make-whole” prices and at any time on or after April 1, 2015 at par. The Company was in compliance with all debt covenants related to the Notes at December 31, 2013.

Amended Revolving Credit Facility

The Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base is $50.0 million of which zero was drawn at December 31, 2013 and $50.0 million was drawn at December 31, 2012. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments, and distributions. The Company was in compliance with these debt covenants at December 31, 2013. The interest rate for borrowings under the Revolving Credit Facility is LIBOR plus 1%. The Company also incurs a 0.5% per annum commitment fee charged on the unused portion of the Revolving Credit Facility.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) related to the construction of the Houston office building. The balance was $2.6 million at December 31, 2013 and $2.7 million at December 31, 2012. The GECF note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this note. The effective interest rate on this note was 7.05% at December 31, 2013 and 2012.

Finance Agreement

During May 2013, the Company entered into an agreement to finance the premiums for its annual insurance policies. At December 31, 2013, $2.5 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2014. There are no covenant requirements under this agreement. The effective interest rate on this agreement was 2.95% at December 31, 2013. During 2012, the Company had a similar arrangement to finance the premiums for its annual insurance policies. The effective interest rate on this agreement was 2.5% at December 31, 2012.

Long-term Debt Maturities

The future estimated maturities of long-term debt are as follows (in thousands):

Year ending December 31:
2014	$2,626
2015	250,158
2016	169
2017	182
2018	195
Thereafter	1,744

Total	$255,074

Cash payments for interest totaled $28.8 million, $26.2 million, and $16.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

10. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
(In Thousands)	2013	2012
Deferred tax assets:
Asset retirement obligation	$15,479	$14,156
Equity investment in unconsolidated subsidiary	—	2,690
Net operating loss carryforward	6,606	7,351
Valuation allowance(1)	(4,081)	—
Percentage depletion carryforward	1,733	238
AMT credit carryforward	4,641	—
Other(2)	833	223

Total deferred tax assets	$25,211	$24,658

Deferred tax liabilities:
Property, plant, and equipment	$(34,266)	$(157,921)
Commodity derivatives	(887)	(4,461)
Other	(298)	—

Total deferred tax liabilities	$(35,451)	$(162,382)

(1)	The valuation allowance primarily relates to the uncertainty surrounding our ability to realize recorded tax benefits on certain net operating loss carryforwards.

	December 31,
	2013	2012
Current assets	$3,938	$872
Long term liabilities	(14,178)	(138,596)

	$(10,240)	$(137,724)

The principal components of income tax provision (benefit) for the years ended December 31 are as follows:

(In Thousands)	2013	2012	2011
Current income tax expense (benefit):
Federal	$(6,681)	$(21,697)	$560
State and local	84	(1,751)	2,461

	$(6,597)	$(23,448)	$3,021

Deferred income tax expense (benefit):
Federal	$(117,577)	$20,049	$9,737
State and local	(9,906)	1,603	4,537

	$(127,483)	$21,652	$14,274

Total income tax provision	$(134,080)	$(1,796)	$17,295

We received net income tax refunds of $7.6 million in 2013 compared to net income tax refunds of $23.8 million in 2012 and net income tax payments of $2.8 million made in 2011.

The Company’s 2013, 2012 and 2011 effective tax rates are 35.8%, 40.9% and 40.5%, respectively, and are comprised of the following:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9%	9.6%	3.5%
Deferred rate change	0.5%	0.9%	0.4%
Correction of prior period items	0.0%	0.0%	5.8%
Depletion in excess of basis	0.2%	15.0%	-1.7%
Section 199 deduction	0.0%	1.7%	-0.2%
Valuation allowance	-1.1%	0.0%	0.0%
Release of valuation allowance on capital loss carryover	0.0%	0.0%	-2.5%
Return to provision true-up	-0.1%	-20.6%	0.0%
Other	-0.6%	-0.7%	0.2%

	35.8%	40.9%	40.5%

The lower state effective tax rate in 2013 was a result of geographic shift in production activity and earnings toward lower state tax jurisdiction compared to 2012. The smaller tax benefit from depletion in excess of basis for 2013 compared to 2012 was a result of the change in pre-tax financial results.

As of December 31, 2013, the Company had alternative minimum tax credit carryforwards of $4.6 million which do not expire and can be used to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year. The Company had percentage depletion carryforwards of $4.9 million which can be carried forward indefinitely subject to a sixty-five percent of taxable income limitation. The Company also had net operating loss carryforwards of $6.7 million and $92.5 million for federal and state reporting purposes, respectively, which will expire in varying amounts between 2016 and 2033. The Company recorded $4.1 million in additional tax expense in 2013 to establish valuation allowances on a portion of the federal and state net operating loss carryforwards. The valuation allowances of $4.1 million were established primarily as a result of the recording of “ceiling test” write downs of $336.0 million and $37.0 million in 2013 and 2012, respectively, which moved the Company into a cumulative three year pre-tax loss position.

All of the Company’s income before taxes came from domestic operations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after December 31, 2009 and U.S. state income tax examinations by tax authorities for periods after December 31, 2008.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company had $0.3 million of unrecognized tax benefits at December 31, 2013. The $0.3 million of unrecognized tax benefits relates to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate. The Company included the full amount of unrecognized tax benefits in other noncurrent liabilities in the Consolidated Balance Sheets.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

(In Thousands)	2013	2012	2011
Balances at January 1	$—	$—	$—
Increases/(decreases) in unrecognized tax positions taken during a prior period	298	—	—

Balance at December 31	$298	$—	$—

11. Shareholders’ Equity

During December 2013, the Company issued 632 shares of common stock to 26 employees as compensation for services performed. The fair value of the shares at the date of issuance of approximately $1.0 million was recorded as a credit to Common stock and a debit to General and administrative expenses and Oil and gas properties, for those employees that are directly involved in the acquisition, exploration and development of oil and gas reserves, in the consolidated statement of operations. The Company did not issue any shares during 2012. During November

2011, the Company issued 125 shares of common stock to one employee as compensation for services performed and issued 2,375 shares of common stock to two LLCs that provide consulting services to the Company. The fair value of the shares at the date of issuance of approximately $6.3 million was recorded as a credit to Common stock and a debit to General and administrative expenses in the consolidated statement of operations.

The Company repurchased 1,707 shares of common stock during 2013 for approximately $2.8 million. The Company did not repurchase any shares during the years ended December 31, 2012 and 2011.

During 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013. During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, September 24, 2012 and December 17, 2012. During 2011, dividends were paid at $25.00 per share to shareholders of record effective March 1, 2011, June 15, 2011, September 15, 2011 and December 1, 2011.

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

As of December 31, 2013, 2012 and 2011, Charter IV and Charter V have been consolidated in the financial statements. Financial information for the Charter entities can be found in Note 15, Condensed Consolidating Financial Information in the Non-guarantor VIEs column.

13. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $1.1 million at both December 31, 2013 and 2012 are included in Accounts receivable in the Company’s consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $2.0 million and $6.6 million at December 31, 2013 and 2012, respectively, are included in Revenues payable in the Company’s consolidated balance sheets and represent revenue owner payables.

A related party entity owned 100% by a majority shareholder is a working interest and revenue partner in certain of the Company’s properties. The related party entity executed a Joint Operating Agreement with the Company effective December 1, 2004, to participate in properties to be developed by the Company. The entity receives joint interest bills from the Company for its respective share of lease and drilling costs. The costs under these agreements owed to the Company at December 31, 2013 and 2012 totaled approximately $1.1 million and $0.2 million, respectively, are included in Accounts receivable in the Company’s consolidated balance sheets, and represent joint interest owner receivables. Revenues owed to the entity at December 31, 2013 and 2012 totaled $0.9 million and $2.9 million, respectively, are included in Revenues payable in the Company’s consolidated balance sheets, and represent revenue owner payables.

Beginning in May 2002, the Lexington office space was leased from a related party entity owned 100% by a majority shareholder of the Company; total rent expense was approximately $223,000, $218,000 and $213,000, during 2013, 2012 and 2011, respectively. See Note 14, Commitments and Contingencies for further information.

14. Commitments and Contingencies

The Company leases office space for its Lexington, Kentucky, New Orleans, Louisiana, Bakersfield, California and Lakewood, Colorado offices under operating leases expiring in various years through 2016. The Lexington, Kentucky office space is leased from a related party (see Note 13, Related-Party Transactions). At December 31, 2013, future minimum rental payments required under these leases are as follows:

In thousands

Year ending December 31:	Minimum Lease Payments
2014	$586
2015	546
2016	140

Total	$1,272

Rent expense under operating leases was approximately $684,000, $747,000 and $682,000 for 2013, 2012 and 2011, respectively.

Historically, the majority of the Company’s proved oil and gas properties have been located in the Gulf of Mexico, resulting in a concentration of its operations in one geographic area. Management has concentrated its efforts since 1996 in developing prospects in other geographic areas in order to mitigate this risk. During 2013 and 2012, the Company drilled successful wells onshore and has developed additional onshore drilling prospects that are anticipated to be drilled during 2014.

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

15. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. During 2010, RAAM Global issued the 2015 Senior Secured Notes, described in Note 9, Debt. Each of RAAM Global’s wholly owned subsidiaries are guarantors of these notes. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of December 31, 2013 and 2012, condensed consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011, and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$90,225	$5	$–	$90,858
Receivables, net	507	33,124	823	(8,958)	25,496
Deferred tax asset - current	—	3,938	—	—	3,938
Prepaids and other current assets	2,561	5,898	—	—	8,459

Total current assets	3,696	133,185	828	(8,958)	128,751

Net oil and gas properties	4,112	271,459	11,547	—	287,118
Other assets:
Other capitalized assets, net	7,047	205	—	—	7,252
Commodity derivatives	—	1,541	—	—	1,541
Investment in affiliates	301,122	—	—	(301,122)	—
Deferred costs and other	1,730	220	—	—	1,950

Total other assets	309,899	1,966	—	(301,122)	10,743

Total assets	$317,707	$406,610	$12,375	$(310,080)	$426,612

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$11,200	$43,127	$8,234	$(8,958)	$53,603
Advances from joint interest partners	—	4,852	—	—	4,852
Commodity derivatives - current portion	—	4,467	—	—	4,467
Asset retirement obligations - current portion	—	14,089	—	—	14,089
Long-term debt – current portion	147	2,479	—	—	2,626

Total current liabilities	11,347	69,014	8,234	(8,958)	79,637
Other liabilities:
Commodity derivatives	—	10	—	—	10
Asset retirement obligations	—	28,941	197	—	29,138
Long-term debt	2,448	—	—	—	2,448
Senior secured notes	251,037	—	—	—	251,037
Deferred income taxes	5,198	7,523	1,457	—	14,178
Other long-term liabilities	149	—	—	—	149

Total other liabilities	258,832	36,474	1,654	—	296,960
Total liabilities	270,179	105,488	9,888	(8,958)	376,597
Total equity attributable to RAAM Global	47,528	301,122	—	(301,122)	47,528
Noncontrolling interest	—	—	2,487	—	2,487

Total equity	47,528	301,122	2,487	(301,122)	50,015

Total liabilities and equity	$317,707	$406,610	$12,375	$(310,080)	$426,612

Condensed Consolidating Balance Sheets

At December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$514	$68,148	$9	$—	$68,671
Receivables, net	1,305	45,760	1,096	(13,598)	34,563
Deferred tax asset - current	—	872	—	—	872
Commodity derivatives – current portion	—	2,369	—	—	2,369
Prepaids and other current assets	1,939	5,304	—	—	7,243

Total current assets	3,758	122,453	1,105	(13,598)	113,718

Net oil and gas properties	364	640,675	13,229	—	654,268
Total other assets	505,011	2,230	—	(495,773)	11,468

Total assets	$509,133	$765,358	$14,334	$(509,371)	$779,454

Current liabilities:
Payables and accrued liabilities	$7,354	$44,516	$12,505	$(13,598)	$50,777
Advances from joint interest partners	—	85	—	—	85
Commodity derivatives - current portion	—	1,114	—	—	1,114
Asset retirement obligations - current portion	—	11,195	—	—	11,195
Debt – current portion	138	1,837	—	—	1,975

Total current liabilities	7,492	58,747	12,505	(13,598)	65,146
Other liabilities:
Commodity derivatives	—	1,091	—	—	1,091
Asset retirement obligations	—	28,014	164	—	28,178
Debt	2,584	50,000	—	—	52,584
Senior secured notes	199,982	—	—	—	199,982
Deferred income taxes	5,198	133,002	396	—	138,596
Other long-term liabilities	328	—	—	—	328

Total other liabilities	208,092	212,107	560	—	420,759
Total liabilities	215,584	270,854	13,065	(13,598)	485,905
Total equity attributable to RAAM Global	292,280	494,504	1,269	(495,773)	292,280
Noncontrolling interest	1,269	—	—	—	1,269

Total equity	293,549	494,504	1,269	(495,773)	293,549

Total liabilities and equity	$509,133	$765,358	$14,334	$(509,371)	$779,454

Condensed Consolidating Statements of Operations

For the year ended December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$59,803	$3,150	$—	$62,953
Oil sales	—	88,292	3,326	—	91,618
Realized and unrealized losses on derivatives, net	—	(5,038)	—	—	(5,038)

Total revenues	—	143,057	6,476	—	149,533
Costs and expenses:
Production and delivery costs	—	34,456	547	—	35,003
Production taxes	—	7,670	295	—	7,965
Workover costs	—	3,697	32	—	3,729
Depreciation, depletion and amortization	828	421,940	3,293	—	426,061
General & administrative expenses	10,710	10,644	5	—	21,359

Total operating expense	11,538	478,407	4,172	—	494,117

Income (loss) from operations	(11,538)	(335,350)	2,304	—	(344,584)
Other income (expenses):
Interest expense, net	(29,008)	(561)	—	—	(29,569)
Income from equity investment in subsidiaries	(207,343)	—	—	207,343	—
Other, net	(150)	24	—	—	(126)

Total other income (expenses)	(236,501)	(537)	—	207,343	(29,695)

Income (loss) before taxes	(248,039)	(335,887)	2,304	207,343	(374,279)
Income tax provision (benefit)	(6,622)	(128,544)	1,086	—	(134,080)

Net income (loss) including noncontrolling interest	$(241,417)	$(207,343)	$1,218	$207,343	(240,199)

Net income attributable to noncontrolling interest (net of tax)	—	—	1,218	—	1,218

Net income (loss) attributable to RAAM Global	$(241,417)	$(207,343)	$—	$207,343	$(241,417)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$61,619	$1,916	$—	$63,535
Oil sales	—	116,591	2,913	—	119,504
Realized and unrealized gains on derivatives, net	—	20,769	—	—	20,769

Total revenues	—	198,979	4,829	—	203,808
Costs and expenses:
Production and delivery costs	—	35,098	431	—	35,529
Production taxes	—	9,100	214	—	9,314
Workover costs	—	2,762	10	—	2,772
Depreciation, depletion and amortization	304	115,278	2,459	—	118,041
General & administrative expenses	5,106	15,667	7	—	20,780

Total operating expense	5,410	177,905	3,121	—	186,436

Income (loss) from operations	(5,410)	21,074	1,708	—	17,372
Other income (expenses):
Interest expense, net	(19,304)	(1,933)	—	—	(21,237)
Loss on disposals of inventory	—	(954)	—	—	(954)
Income from equity investment in subsidiaries and VIEs	246	—	—	(246)	—
Other, net	376	55	—	—	431

Total other income (expenses)	(18,682)	(2,832)	—	(246)	(21,760)

Income (loss) before taxes	(24,092)	18,242	1,708	(246)	(4,388)
Income tax provision (benefit)	(21,500)	19,310	394	—	(1,796)

Net income (loss) including noncontrolling interest	$(2,592)	$(1,068)	$1,314	$(246)	(2,592)

Net income attributable to noncontrolling interest (net of tax)	1,314	—	—	—	1,314

Net income (loss) attributable to RAAM Global	$(3,906)	$(1,068)	$1,314	$(246)	$(3,906)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor Subsidiary	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$713	$82,446	$2,145	$1,760	$—	$87,064
Oil sales	1,034	108,667	2,242	1,779	—	113,722
Realized and unrealized gains on derivatives, net	—	13,650	—	—	—	13,650

Total revenues	1,747	204,763	4,387	3,539	—	214,436
Costs and expenses:
Production and delivery costs	407	33,466	216	237	—	34,326
Production taxes	154	9,696	264	145	—	10,259
Workover costs	40	7,501	148	41	—	7,730
Depreciation, depletion and amortization	318	70,481	4	960	—	71,763
General & administrative expenses	12,240	16,612	—	9	—	28,861

Total operating expense	13,159	137,756	632	1,392	—	152,939

Income (loss) from operations	(11,412)	67,007	3,755	2,147	—	61,497
Other income (expenses):
Interest expense, net	(17,143)	189	—	—	—	(16,954)
Loss from equity investment	(2,044)	—	—	—	—	(2,044)
Loss on disposals of inventory	—	(20)	—	—	—	(20)
Income from equity investment in subsidiaries and VIEs	56,228	—	—	—	(56,228)	—
Other, net	185	19	—	—	—	204

Total other income (expenses)	37,226	188	—	—	(56,228)	(18,814)

Income (loss) before taxes	25,814	67,195	3,755	2,147	(56,228)	42,683
Income tax provision	426	16,243	3	623	—	17,295

Net income (loss) including noncontrolling interest	$25,388	$50,952	$3,752	$1,524	$(56,228)	25,388

Net income attributable to noncontrolling interest (net of tax)	1,524	—	—	—	—	1,524

Net income (loss) attributable to RAAM Global	$23,864	$50,952	$3,752	$1,524	$(56,228)	$23,864

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(233,553)	$99,249	$5,703	$207,343	$78,742
Investing activities
Change in investments between affiliates	193,550	17,908	(4,115)	(207,343)	—
Change in advances from joint interest partners	—	4,767	—	—	4,767
Additions to oil and gas properties and equipment	(5,339)	(119,389)	(1,592)	—	(126,320)
Proceeds from net sales of oil and gas properties	—	68,901	—	—	68,901

Net cash provided by (used in) investing activities	188,211	(27,813)	(5,707)	(207,343)	(52,652)
Financing activities
Proceeds from borrowings	—	6,757	—	—	6,757
Payments on borrowings	(126)	(56,116)	—	—	(56,242)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,500	—	—	—	51,500
Deferred bond costs	(1,540)	—	—	—	(1,540)
Purchase of treasury stock	(2,816)	—	—	—	(2,816)
Payment of dividends	(1,562)	—	—	—	(1,562)

Net cash provided by (used in) financing activities	45,456	(49,359)	—	—	(3,903)

Increase (decrease) in cash and cash equivalents	114	22,077	(4)	—	22,187
Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$628	$90,225	$5	$—	$90,858

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$134	$124,183	$4,207	$(246)	$128,278
Investing activities
Change in investments between affiliates	6,862	(7,108)	—	246	—
Change in advances from joint interest partners	—	(934)	—	—	(934)
Additions to oil and gas properties and equipment	(443)	(175,608)	(4,449)	—	(180,500)
Proceeds from net sales of oil and gas properties	—	26,190	237	—	26,427

Net cash provided by (used in) investing activities	6,419	(157,460)	(4,212)	246	(155,007)
Financing activities
Proceeds from revolving credit facility	—	50,000	—	—	50,000
Proceeds from borrowings	—	7,101	—	—	7,101
Payments on borrowings	(139)	(7,065)	—	—	(7,204)
Payment of dividends	(6,250)	—	—	—	(6,250)
Other	10	—	—	—	10

Net cash (used in) provided by financing activities	(6,379)	50,036	—	—	43,657

Increase (decrease) in cash and cash equivalents	174	16,759	(5)	—	16,928
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$514	$68,148	$9	$—	$68,671

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2011 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non- guarantor Subsidiary	Non- guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,803	$185,415	$3,694	$3,244	$(56,228)	$172,928
Investing activities
Change in investments between affiliates	(104,659)	46,245	(3,436)	5,622	56,228	—
Change in advances from joint interest partners	—	1,019	—	—	—	1,019
Payment of prepaid drilling expenses	—	(555)			—	(555)
Additions to oil and gas properties and equipment	(95)	(218,389)	(258)	(8,881)	—	(227,623)
Purchase of noncontrolling interest	(21,000)	—	—	—	—	(21,000)
Proceeds from net sales of oil and gas properties	—	2,125	—	—	—	2,125

Net cash (used in) provided by investing activities	(125,754)	(169,555)	(3,694)	(3,259)	56,228	(246,034)
Financing activities
Proceeds from borrowings	—	8,037	—	—	—	8,037
Payments on borrowings	(109)	(7,238)	—	—	—	(7,347)
Deferred loan costs	—	(469)	—	—	—	(469)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,250	—	—	—	—	51,250
Deferred bond costs	(1,510)	—	—	—	—	(1,510)
Payment of dividends	(6,063)	—	—	—	—	(6,063)
Other	40	(121)	—	—	—	(81)

Net cash provided by financing activities	43,608	209	—	—	—	43,817

Increase (decrease) in cash and cash equivalents	(45,343)	16,069	—	(15)	—	(29,289)
Cash and cash equivalents, beginning of period	45,683	35,320	—	29	—	81,032

Cash and cash equivalents, end of period	$340	$51,389	$—	$14	$—	$51,743

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

Costs Incurred (Unaudited)

The following represents the total costs incurred during 2013, 2012 and 2011 with respect to oil and gas producing activities:

(In thousands)	2013	2012	2011
Costs incurred:
Unproved property	$33,631	$66,790	$118,368
Proved property:
Exploration costs	42,796	35,803	80,296
Development costs	43,733	73,374	24,269

Total costs incurred	$120,160	$175,967	$222,933

Proved Oil and Gas Reserves (Unaudited)

The following sets forth estimates in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves for 2013, 2012 and 2011. Oil, including condensate, is stated in barrels, and gas is stated in thousands of cubic feet at 14.73 P.S.I. All oil and gas reserves are located within the United States:

(In thousands)	2013
	Oil	Gas
Beginning of year	14,707	62,022
Revisions of previous estimates	(9,826)	(21,067)
Production	(885)	(14,859)
Extensions and discoveries	595	16,033
Sale of reserves in-place	(888)	—

Proved reserves end of year	3,703	42,129

Proved developed reserves at beginning of year	4,940	50,225
Proved developed reserves at end of year	2,865	31,278

	2012
	Oil	Gas
Beginning of year	12,949	63,059
Revisions of previous estimates	810	2,637
Production	(1,104)	(18,411)
Extensions and discoveries	2,052	14,737
Purchase of reserves in-place	—	—

Proved reserves end of year	14,707	62,022

Proved developed reserves at beginning of year	5,300	56,106
Proved developed reserves at end of year	4,940	50,225

	2011
	Oil	Gas
Beginning of year	11,438	44,041
Revisions of previous estimates	1,026	15,903
Production	(1,050)	(17,630)
Extensions and discoveries	1,535	20,745
Purchase of reserves in-place	—	—

Proved reserves end of year	12,949	63,059

Proved developed reserves at beginning of year	3,851	35,917
Proved developed reserves at end of year	5,300	56,106

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited)

The Standardized measure of discounted future net cash flows from proved oil and gas reserves at 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Future cash flows	$540,060	$1,589,961	$1,526,957
Future production costs	(171,123)	(403,363)	(377,414)
Future development and abandonment costs	(79,986)	(242,189)	(193,572)

Future net cash flows before income taxes and discount for timing	288,951	944,409	955,971
Future income taxes	(50,320)	(302,694)	(265,493)
Discount for estimated timing of net cash flows	(60,730)	(276,935)	(266,426)

Standardized measure of discounted future net cash flows	$177,901	$364,780	$424,052

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The primary sources of change in the standardized measure of discounted future net cash flows are as follows:

	2013	2012	2011
(In thousands)
Standardized measure of discounted future net cash flows from proved oil and gas reserves at beginning of year	$364,780	$424,052	$279,151
Extensions and discoveries and improved recovery, net of future production and development costs	50,443	82,246	122,580
Sale of reserves in-place	(23,605)	—	—
Development costs incurred during the period	43,733	73,374	24,269
Revenues, net of production costs	(119,568)	(147,510)	(166,460)
Revisions of estimates:
Net change in prices	(161,989)	(27,003)	89,020
Changes in estimated future development costs	99,249	(92,485)	(70,101)
Revision of quantity estimates	(297,329)	39,075	116,217

Net change in income taxes	132,242	(5,817)	(50,473)
Accretion of discount	66,747	68,954	46,435
Changes in production rates (timing) and other	23,198	(50,106)	33,414

Standardized measure of discounted future net cash flows from proved oil and gas reserves at end of year	$177,901	$364,780	$424,052

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

In the Company’s Annual Report on Form 10-KA for the year ended December 31, 2012, the management of the Company identified material weaknesses in the Company’s internal control over financial reporting. The Company’s accounting management did not have sufficient review controls in place for certain complex areas of oil and gas accounting (including classification) and hedge accounting. As a result of these material weaknesses, certain non-cash errors occurred in the accounting treatment of previously reported depletion expense, the related limitation on capitalized costs, a previously reported unevaluated property sale, and hedge accounting for certain of the Company’s derivative contracts. During 2013 management implemented measures to remediate the material weaknesses, including modifying its procedures for accounting for depletion expense and the related limitation on capitalized costs to ensure the accounting is in compliance with accounting principles generally accepted in the United States of America. In addition, management developed enhanced control procedures over oil and gas accounting, obtained additional training and hired additional accounting staff. Management also changed their accounting policies related to accounting for derivatives. The Company is no longer applying hedge accounting and is instead applying the change in the market value of derivatives to the income statement. Management performed testing of the revised processes and controls during the third quarter and year end of 2013 and concluded that the previously identified material weaknesses have been remediated.

We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

Other than the foregoing, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Howard A. Settle	66	Chairman of the Board, Director, President, Chief Executive Officer
Jonathan B. Rudney	64	President and Chief Executive Officer – Century Exploration Resources, Director
Michael J. Willis	55	Sr. Vice President of Administration, Director
Thomas M. Lewry	68	Vice President, Director
Robert E. Fox	84	Director
Jeffrey T. Craycraft	57	Chief Financial Officer, Treasurer
Ken Young Elizabeth A. Barr	58 60	Chief Operating Officer Vice President of Administration
Jerry Sheets	56	Senior Vice President

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

Jonathan B. Rudney. Jonathan B. Rudney has served as a director of the Company since 2002. Mr. Rudney served as the President and Chief Executive Officer of Century Exploration Resources from 2011 through 2013. Mr. Rudney has approximately 30 years of executive experience in the various phases of the upstream oil and gas industry. Mr. Rudney co-founded the predecessor of the Company in 1986. During his tenure with the Company as an executive officer and director from 1986 to 1996, Mr. Rudney was responsible for overseeing exploration, production, construction, and engineering operations. Mr. Rudney structured and negotiated major bank financings and pioneered the development of innovative, non-traditional capital sources (e.g. volumetric production payments and natural gas swaps). Since departing the Company in 1996 as an officer, Mr. Rudney pursued personal oil and gas interests, both domestically and internationally. He has served as the President of Concordia Resources, LLC, a domestic investment vehicle, since 1997 as well as Chief Executive Officer of each of Century Exploration International, Inc. since 2004 and Concorde Energy, Inc. since 2010, both privately held international exploration and development companies. Mr. Rudney was reappointed to the Board of the Company in 2002 and presently serves in that capacity as an active member. Mr. Rudney holds a bachelor’s degree from the University of California at Santa Cruz.

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

Mr. Fox’s over 59 years of experience in the oil and gas industry, his experience as both an executive and a board member of various energy companies, and his membership in the Geological Society of America, the American Association of Petroleum Geologists, the Society of Petroleum Engineers of AIME, and the American Institute of Professional Geologists make him well-qualified to serve on our board.

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

Jerry Sheets. Jerry Sheets has served as Senior Vice President of Land and Business Development since October 2012. Mr. Sheets has 35 years of experience in land and business development both onshore and offshore. He also possesses expertise in contract negotiations and partner relations. Prior to joining RAAM Global Energy, Mr. Sheets held the position of Senior Vice President of Land and Business Development with Vitruvian Exploration and was instrumental in the success of that Company. Mr. Sheets was a founder of Signature Oil and Gas. He also held managerial positions with Mariner Energy and CSX Exploration. Mr. Sheets is a graduate of the University of Oklahoma with a Bachelors of Business Administration in Petroleum Land Management.

Code of Ethics

We have adopted a Code of Ethics, which applies to our principal executive officer, principal financial officer and principal accounting officer. Our Financial Code of Ethics is posted on our website. You may request a copy of our Code of Business Conduct and Financial Code of Ethics, without charge, from our Compliance Officer at 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511 or by calling (859) 253-1300.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

During 2013, our executive compensation program was overseen by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Our chief executive officer reviewed compensation for all of our named executive officers other than himself, and made compensation recommendations to the Compensation Committee. The Compensation Committee then evaluated the chief executive officer’s recommendations and conducted its own independent review and evaluation of the chief executive officer’s compensation and made all final compensation decisions for our named executives by exercising its discretion in accepting, modifying or rejecting any management recommendations as it deemed appropriate. The Compensation Committee generally approves any changes to base salary levels, bonus opportunities and other annual compensation components by the end of December or the first weeks of January, with such changes becoming effective as of January 1st of the year to which the changes relate.

The named executive officers for our fiscal year ending December 31, 2013 (the “2013 Fiscal Year”), and who are described in this Compensation Discussion and Analysis section, are:

•	Howard A. Settle – President and Chief Executive Officer (our “CEO”)

•	Jeffrey T. Craycraft – Treasurer and Chief Financial Officer

•	Ken Young – Chief Operating Officer

•	Jonathan B. Rudney – President and Chief Executive Officer – Century Exploration Resources

•	Jerry L. Sheets – Senior Vice President of Land and Business Development

Mr. Rudney resigned from his employment on December 31, 2013, although he will continue to serve as a member of our board of directors.

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

We have not historically maintained a performance-based cash award or equity-based award program. Rather than provide an equity-based award program for stock grants, we maintain a plan for which applicable executive officers are eligible to participate in that provides a royalty interest in certain successful wells. These royalty interests are intended to bestow certain key employees with a short-term incentive to receive an interest grant, while also aligning the employee’s interest with our stockholders by providing the executives with a long-term, personal interest in our company. Grants under the royalty interest plan are intended to create alignment between executive compensation and our well production, and do not occur on a frequent basis. Messrs. Settle, Craycraft and Rudney have received such royalty interest plan awards. When Messrs. Young and Sheets began their employment, we negotiated individualized incentive compensation arrangements with each of them that we believe also create an alignment between the executive’s compensation and our performance.

We do not specifically benchmark any element of our compensation program and we do not maintain a formulaic process for determining compensation relative to our peers, but we periodically assess our ability to provide competitive compensation packages to executive officers and make appropriate adjustments to our program when we deem it necessary. The base salaries of our named executive officers are set at a level that is commensurate with other companies in the industry of comparable size, and while salaries are reviewed on an annual basis, salaries will only be adjusted at times when we have determined that increases are necessary to allow the Company to compete for top managerial talent. To determine our competitiveness in our industry we review publicly available surveys and filings of companies that we deem to be our peers at the time, and although we have not historically engaged in formal consultations with third party consultants or advisors to receive this type of information, our Compensation Committee engaged an independent compensation consultant (described below) during the third quarter of the 2012 year to assist us in compiling more focused data on the compensation programs at our peer companies. The Compensation Committee used the resulting data when making compensation decisions with respect to the 2013 year. At this time the Compensation Committee has no plans to further engage an independent compensation consultant to assist the committee in making compensation decisions, but the Compensation Committee has the authority to engage such an outside consultant at any time if the Compensation Committee determined that such assistance would be appropriate.

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

With respect to the After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, LLC (the “APORRI Plan”), our CEO has appointed a special committee to administer the day to day functions of the plan. This employee incentive committee (the “Incentive Committee”) for the 2013 Fiscal Year was comprised of Howard Settle, Jeffrey Craycraft and Elizabeth Barr (our Vice President of Administration) and was charged with the limited responsibility of administering the APORRI Plan. The Incentive Committee does not make decisions regarding the amounts of awards that will be granted pursuant to the APORRI Plan, nor does the Incentive Committee play a role in setting or administering any other portion of our compensation program.

Key Components of our Compensation Policy

Our compensation and benefits programs have historically consisted of the following components, which are described in greater detail below:

•	Base salary;

•	Annual cash bonuses;

•	Royalty interest payments from producing wells (for applicable key employees);

•	Commission-based payments (for applicable key employees);

•	Participation in broad-based retirement, health and welfare benefits; and

•	Limited perquisites.

The royalty interest payments will be provided only when the applicable well is successfully producing profits, thus these payments are also a variable element of compensation that depends solely on the performance of the applicable well. The annual bonuses and commission-based payments for certain executives will also depend on performance in any given year, so are likewise not a guaranteed compensation component.

Base Salary

Each named executive officer’s base salary is a fixed component of compensation and provides each named executive officer with a steady stream of income throughout the calendar year. Base salaries are determined for each named executive based on his position and responsibility. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review we consider individual and company performance over the course of that year. Our Compensation Committee, using the information received from BDO on peer company base salaries, provided for increases to the 2013 base salaries of Messrs. Settle, Craycraft and Rudney over what those named executive officers received in the 2012 year, in order to better align their fixed compensation with that of our peer companies. The base salary amounts that each of our named executive officers earned during the 2013 Fiscal Year is disclosed in the Summary Compensation Table below.

The Compensation Committee determined that each of the named executive officers should solely receive a cost of living increase in base salaries for the 2014 year, thus no officer will receive an increase of more than 3% in the 2014 year.

Discretionary Bonuses

Many of our employees received a $5,000 year-end bonus, and our Compensation Committee determined to provide the same bonus payment to Messrs. Settle, Craycraft, Young and Sheets for the 2013 year.

Asset Sale Commission Payments. Mr. Young and Mr. Sheets are directly involved with the sale of certain of the Company’s non-core properties. In connection with these sales, Mr. Young and Mr. Sheets are eligible to receive discretionary commission payments in either the Company’s common stock or cash. In the event that we determine to pay the commissions in shares of our common stock, the maximum number of shares that each executive may receive with respect to commission settlements will be 750 shares for each executive. Any remaining settlements will be paid in cash. The amounts of commission-based payments paid to Messrs. Young and Sheets, paid in shares of common stock, during 2013 are included in the Summary Compensation Table below.

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

Mr. Settle and Mr. Craycraft participate in the APORRI Plan. Each of them received their initial grant of APORRI units in previous years and certain of the wells associated with our named executive officer’s past grants were in payout during the 2013 Fiscal Year. We granted new APORRI Plan grants in four wells to the applicable named executive officers during the 2013 Fiscal Year. Mr. Settle and Mr. Craycraft are in the recipient pool for the APORRI Plan and receive their proportionate share of the 3% and 1 1/2% APORRI pool in each well drilled in Century Exploration New Orleans, LLC and Century Exploration Houston, LLC, respectively. This pool is proportionately reduced in wells that RAAM Global is not a 100% owner. Each of our service providers that receive a percentage in one of the APORRI Plan wells receives the percentage that has been pre-assigned to that individual’s position within the company; our Compensation Committee does not make individual decisions regarding the percentage that should be awarded to any named executive officer. In 2013, Mr. Settle and Mr. Craycraft received grants in three wells drilled in Century Exploration Houston, LLC and one well drilled in Century Exploration New Orleans, LLC. In the award granted January 1, 2013, Mr. Settle and Mr. Craycraft each received a 0.00114% APORRI in this well. In the award granted July 1, 2013, Mr. Settle and Mr. Craycraft each received a 0.0013% APORRI. In the award granted October 1, 2013, Mr. Settle and Mr. Craycraft each received a 0.00143% APORRI. In the award granted November 12, 2013, Mr. Settle and Mr. Craycraft each received a 0.00273% APORRI.

The aggregate amounts received by each named executive officer under the APORRI Plan for the 2013 Fiscal Year relating to previous APORRI Plan grants, as well as amounts relating to the new 2013 grants, are reported in the succeeding Summary Compensation Table.

Resource Royalty Plan. Mr. Settle and Mr. Rudney are also participants in an overriding royalty interest plan (the “Resource Royalty Plan”) that is based on wells of our subsidiary Century Exploration Resources, LLC (“Resources”). Our Board administers the Resource Royalty Plan and determined that certain executive officers who contributed to the success of the Resource wells should be rewarded and incentivized to create value for Resources by providing them with a percentage of the revenues from those wells. While Messrs. Young and Sheets provided certain services to Resources during the 2013 year, they are compensated pursuant to a different incentive arrangement described below, thus Messrs. Settle and Rudney are our only named executive officers that are directly involved in the Resource properties and who received grants pursuant to the Resource Royalty Plan. Like the APORRI Plan described above, a grant in the Resource Royalty Plan was designed as a percentage of a recipient pool for an applicable well. The difference in the two plans is that the APORRI Plan is an “after payout” overriding royalty interest, while the Resource Royalty Plan was designed to provide potential payments from a well prior to Resources recouping its expenses of development, operation, or maintenance. The aggregate amounts received by Mr. Settle and Mr. Rudney under the APORRI Plan for the 2013 Fiscal Year relating to previous Resource Royalty Plan grants, as well as amounts relating to the new 2013 grants, are reported in the succeeding Summary Compensation Table.

Annual Bonus Plan.

The Compensation Committee implemented an Annual Bonus plan during the 2013 year. This plan is based on the Company meeting certain Asset Sales goals and certain EBITDA goals. Employees are eligible to receive a certain percentage of their salary as an annual bonus, based on the level (minimum to maximum) to which these goals are met during the year. Any bonuses earned during the 2013 year will be paid out on or before March 15, 2014. In order to receive any bonus earned under this plan, an employee must still be employed by the Company when the bonus is paid. The allocation of bonus percentages to each goal varies by department. The percentage that an employee may receive of his base salary varies by rank and department as well. Mr. Settle and Mr. Craycraft were each eligible to receive up to 30% of their base salary under this bonus plan. Mr. Settle and Mr. Craycraft’s bonuses were based 25% on the Asset Sales goal and 75% on the EBITDA goal. Mr. Young and Mr. Sheets were each eligible to receive up to 150% of their base salary under this bonus plan. Mr. Young and Mr. Sheets’ bonuses were based 60% on the Asset Sales goal and 40% on the EBITDA goal. Mr. Rudney was no longer employed by the Company prior to the payment of this bonus.

The Asset Sales goals and EBITDA goals vary by division. For the group that Mr. Settle and Mr. Craycraft are members of the minimum, or threshold, Asset Sales goal will be achieved if assets equal to $37,675,000 are sold. Twenty-five percent of the bonus assigned to the Asset Sales goals would be achieved if threshold goals are met. The second level will be met at $50,000,000 (with 50% of the Asset Sale bonus earned), the third level at $65,000,000 (with 100% of the Asset Sale bonus earned), and the maximum level at $130,000,000 (with 400% of the Asset Sale bonus earned). The minimum, or threshold, EBITDA goal will be achieved if EBITDA is equal to $120,000,000 for the year. Twenty-five percent of the bonus assigned to the EBITDA goal would be achieved if threshold goals are met. The second level will be met at $125,000,000 (with 75% of the EBITDA bonus earned), the third level at $130,000,000 (with 100% of the EBITDA bonus earned), and the maximum level at $140,000,000 (with 134% of the EBITDA bonus earned).

For the group that Mr. Young and Mr. Sheets are members of the minimum, or threshold, Asset Sales goal will be achieved if assets equal to $32,750,000 are sold. Twenty-five percent of the bonus assigned to the Asset Sales goals would be achieved if threshold goals are met. The second level will be met at $50,000,000 (with 50% of the Asset Sale bonus earned), the third level at $65,000,000 (with 100% of the Asset Sale bonus earned), and the maximum level at $120,000,000 (with 166% of the Asset Sale bonus earned). The minimum, or threshold, EBITDA goal will be achieved if EBITDA is equal to $120,000,000 for the year. Twenty-five percent of the bonus assigned to the EBITDA goal would be achieved if threshold goals are met.

The second level will be met at $125,000,000 (with 50% of the EBITDA bonus earned), the third level at $130,000,000 (with 100% of the EBITDA bonus earned), and the maximum level at $145,000,000 (with 250% of the EBITDA bonus earned). The Company met the bonus threshold level for asset sales during 2013 (varying from 25% to 30% across divisions) and did not meet the minimum EBITDA threshold to earn that portion of the bonus.

Employment Agreements, Severance and Change in Control Benefits

Mr. Settle was a party to an employment agreement with us during the 2011 year. The expiration of Mr. Settle’s employment agreement occurred on December 31, 2011, and our Compensation Committee determined that it would be appropriate to maintain an “at will” employment relationship with Mr. Settle at this time. Our Compensation Committee has the authority to revisit this decision at any time and enter into individual agreements with any of our employees as the Compensation Committee may deem appropriate for the future.

We entered into new employment agreements with each of Messrs. Young and Sheets on February 26, 2013. Each agreement had an initial one-year term that automatically renews for successive one-year periods until terminated in writing by either party at least 30 days prior to a renewal date. Each agreement provides the named executive officer with a minimum annual base salary ($425,000 in the case of Mr. Young and $325,000 in the case of Mr. Sheets) during the term and each of Messrs. Young and Sheets is also eligible to receive an annual cash bonus, with a target amount equal to 150% of his base salary under our Annual Bonus Plan. Additionally, each of Messrs. Young and Sheets is eligible to receive discretionary commission payments, as described above. Finally, each of Messrs. Young and Sheets is eligible to participate in the health insurance, retirement and other perquisites and benefits of the Company as in effect from time to time on terms no less favorable than those provided to other similarly situated employees of the Company. Pursuant to the terms of their respective employment agreements, each of Messrs. Young and Sheets would be entitled to severance payments in certain limited circumstances as described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control.”

Other than as noted for Messrs. Young and Sheets, the named executive officers did not have agreements with us that contained severance provisions and/or change in control payment provisions during the 2013 Fiscal Year.

Other Benefits

401(k) Retirement Savings Plan. Our 401(k) Plan is designed to encourage all employees, including the participating named executive officers, to save for the future. Under our 401(k) Plan, we match employee contributions, including those made by our named executive officers, at rates approved by our Board. For fiscal 2013, we matched 100% of the first 8% of eligible pre-tax earnings (up to IRS limits) contributed by plan participants.

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

•

based on the reviews and discussions referred to above, recommended to the Board of Directors that the disclosure set forth under the heading “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Respectfully submitted by the Compensation Committee of the Board of RAAM Global Energy Company

Tom Lewry (Chairman)

Howard Settle

Robert Fox

Jonathan Rudney

Michael Willis

Summary Compensation Table

The table below sets forth the annual compensation earned during the 2013, 2012, and 2011 fiscal years by our “named executive officers,” as of December 31, 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Howard A. Settle	2013	320,604	5,000	270,016	21,920	617,540
President and Chief Executive Officer, Director	2012	282,563	5,000	396,301	22,500	706,364
	2011	273,938	5,000	319,188	21,915	620,041
Jeff T. Craycraft	2013	221,271	5,000	166,307	16,952	409,530
Treasurer and Chief Financial Officer	2012	179,812	5,000	216,261	14,385	415,458
	2011	174,342	5,000	241,577	13,947	434,866
Ken Young	2013	425,833	494,263	191,250	13,833	1,125,179
Chief Operating Officer
Jonathan B. Rudney	2013	320,604	—	137,521	22,999	481,125
President of Century Exploration Resources	2012	282,563	5,000	290,186	—	577,749
Jerry Sheets	2013	325,833	494,263	146,250	10,500	976,846
Senior Vice President

(1)	During 2013, Mr. Young and Mr. Sheets were each paid $489,263 in commission payments for certain asset sales that were completed during 2013. These commission payments were paid net of taxes in the Company’s common stock, using a share value of $1,650 per share. This share value is based on a valuation performed during 2012, which is the most recent stock valuation currently available. Amounts for all of our other named executive officers represent a $5,000 year-end discretionary bonus. Mr. Young and Mr. Sheets also received the $5,000 year-end discretionary bonus.
(2)

Amounts represent the aggregate royalty payments received from the APORRI Plan and the Annual Bonus Plan during or for the 2013 Fiscal Year for each of the named executive officers other than Mr. Settle and Mr. Rudney. For Mr. Settle, the amount includes $176,955 received from the APORRI Plan during the 2013 year, $68,761 received from the Resource Royalty Plan, and $24,300 received from the Annual Bonus Plan for 2013. For Mr. Craycraft, the amount includes $149,432 received from the APORRI Plan during the 2013 year and $16,875 received from the Annual Bonus Plan for 2013. The full amounts for Mr. Young and Mr. Sheets represent payments from the Annual Bonus Plan for 2013. For Mr. Rudney, the full amount represents the aggregate royalty payments from the Resource Royalty Plan. All amounts for the 2013 Annual Bonus were paid in early March 2014.
(3)	The amounts included in the Other Compensation line for all named executives officers relate solely to matching contributions to each employee’s 401(k) Plan account.

Grants of Plan-Based Awards for the 2013 Fiscal Year

	Grant	Possible Payouts under Non-Equity Incentive Plan Awards
Name	Date(1)	($)(2)
Howard A. Settle	1/1/13	$52,433
	1/2/13	$27,306
	7/1/13	$2,043
	10/1/13	$374
	11/12/13	—
Jeff T. Craycraft	1/1/13	$52,433
	7/1/13	$2,043
	10/1/13	$374
	11/12/13	—
Jonathan B. Rudney	1/2/13	$54,612

(1)	Grant dates vary by well, as noted in the Compensation Discussion and Analysis above.
(2)	The values shown in this column represent the actual amount of payments that each of the named executive officers received from grants in the APORRI Plan, and with respect to Mr. Settle, from the Resource Royalty Plan, that occurred in the 2013 year. Mr. Settle’s January 2, 2013 grant was made pursuant to the Resource Royalty Plan, while the remaining grants shown for Mr. Settle were made under the APORRI Plan. The January 2, 2013 grant made to Mr. Rudney was pursuant to the Resource Royalty Plan. We believe that an estimation of future payouts under these grants is undeterminable at this time, as a well could stop producing at any given time and payout streams are unpredictable and undeterminable at this time.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2013 Fiscal Year

Percentage of Salary and Bonus in Comparison to Total Compensation

Name	Salary and Bonus Percentage of Total Compensation
Howard A. Settle	53%
Jeff T. Craycraft	55%
Ken Young	82%
Jonathan B. Rudney	67%
Jerry Sheets	84%

Outstanding Equity Awards at 2013 Fiscal Year-End

None of our named executive officers held outstanding equity awards as of December 31, 2013.

Stock Vested in the 2013 Fiscal Year

None of our named executive officers experienced a vesting event on outstanding equity awards during the 2013 Fiscal Year.

Pension Benefits

We maintain a 401(k) Plan for our employees, including our named executive officers, but at this time we do not sponsor or maintain a pension plan for any of our employees.

Nonqualified Deferred Compensation

We do not provide a nonqualified deferred compensation plan for our employees at this time.

Potential Payments Upon Termination or a Change in Control

Pursuant to the terms of their respective employment agreements, if either of Messrs. Young or Sheets is terminated by us without “cause,” he will be entitled to receive as severance (i) a lump sum payment equal to the amount of base salary he would have earned had his employment continued until the end of the term plus (ii) a pro-rated annual bonus for the year in which his employment terminated. As a condition to receiving the severance amounts described above, each of Messrs. Young and Sheets must execute a release in our favor and are obligated to abide by certain nondisclosure obligations for a period of two years following his termination of employment. The payments described above will generally be payable to each executive within 60 days following his termination of employment (in the case of the lump sum payment) or at the time annual bonuses are paid to similarly situated employees (in the case of the pro-rated bonus payment). Neither of Messrs. Young or Sheets would be entitled to any severance payments in the event his employment waw terminated as a result of his death or by us for “cause.”

Pursuant to the foregoing severance terms, assuming that we terminated the employment of either of Messrs. Young or Sheets without “cause” effective December 31, 2013, the executive would only be entitled to receive his pro-rated annual bonus for the 2013 year (which, as of December 31, 2013, would be the full amount of the discretionary annual bonus paid for the 2013 Fiscal Year, and are reflected in the Summary Compensation Table).

For purposes of the severance payments described above, “cause” is defined to mean the executive’s failure to perform his job duties, the executive’s acts or omissions that constitute gross negligence, fraud, or willful misconduct, the executive’s plea of no contest to any felony or misdemeanor involving moral turpitude, or the executive’s failure to follow lawful instructions of the Company or breach of any agreement between the executive and the Company or failure to follow any Company policy or employment requirement.

As noted above in the Compensation Discussion and Analysis, we do not provide any of our other named executive officers with individual severance or change in control benefit agreements at this time.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
Robert E. Fox	10,000	10,000

Robert E. Fox is paid a $2,500 retainer per calendar quarter for his service as a member of the Board.

Thomas M. Lewry and Michael Willis are employees of the Company that do not receive any additional compensation for serving on our Board. Two of our named executives officers, Howard Settle and Jonathan Rudney, are also members of our Board and do not receive additional compensation for their service on the Board; their compensation for the 2013 Fiscal Year is reported in the Summary Compensation Table above. The time spent on Board activities for these employees is considered to be a portion of the duties of their position with us, thus they do not receive additional compensation for being on the Board.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is made up of our entire Board of Directors. All Board members except Mr. Fox are executive officers of the Company. The Compensation Committee has no interlocks. During the year ended December 31, 2013, Mr. Settle and Mr. Rudney each participated in related party transactions with the Company. For a description of these transactions, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company does not maintain an equity incentive compensation plan.

RAAM Global Energy Company Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2014 for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers and key employees; and

•	all our directors, executive officers and key employees as a group.

As of March 28, 2014, we had 61,433 outstanding shares of our common stock. Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The number of shares of common stock and the percentages of beneficial ownership are based on 61,433 shares of common stock issued and outstanding as of March 28, 2014. The amounts presented may not add due to rounding.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to all shares of common stock listed as beneficially owned by them.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Beneficially Owned
Directors, Executive Officers and Key Employees:
Howard A. Settle	32,092.56	52.24%
Jonathan B. Rudney	7,800.35	12.70%
Thomas M. Lewry	1,381.53	2.25%
Jeffrey T. Craycraft	600.00	*	%
Elizabeth A. Barr	421.00	*	%
Michael J. Willis	250.00	*	%
Ken Young	167.64	*	%
Jerry Sheets	167.64	*	%
Robert E. Fox	150.00	*	%
All Directors and Executive Officers as a Group (9 persons)	43,030.72	70.05%
Other	18,402.05	29.95%
Total	61,432.77	100.00%

*	Less than 1% of our common stock.
(1)	“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power, or a person who, through a trust or proxy, prevents the person from having beneficial ownership. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 28, 2014, if that person or group has the right to acquire shares within 60 days after such date.
(2)	The address for each director, executive officer and key employee is c/o RAAM Global Energy Company, 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For a description of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”

The following paragraphs provide information regarding the related party transactions which have been entered into and affect the financial statements of RAAM as of December 31, 2013.

During 2003, we entered into a lease with ATMA Investments, LLC for our Lexington, Kentucky office space. ATMA Investments, LLC is an entity wholly-owned by Howard A. Settle. The initial lease rate was $17.50/sq. ft., with a 3% escalation per year, plus other costs. For the year ended December 31, 2013, the Company paid ATMA Investments, LLC $223,000 under the lease.

RAAM Exploration LLC was formed by Howard Settle and his wife, Alice Settle, to participate as a working interest partner with 17.5% to 25% interests in our wells, mainly in the Bayou Postillion, Breton Sound and Main Pass fields. An Exploration Agreement was approved by the Board of RAAM in 2004 which set forth the participation rights to acquire working interests in prospects developed by RAAM. In 2008, RAAM Exploration assigned its rights pursuant to the December 2004 Agreement to RAM Development LLC effective January 2008. During 2008, Mr. and Mrs. Settle donated this entity to a charitable foundation and appointed an attorney as president of the charitable entity. Subsequent to this donation, the properties owned by RAAM Exploration LLC were sold to RAAM and its subsidiaries which include Sita Energy, LLC, Century Exploration Resources, LLC and Windstar Energy, LLC as the replacement property in a 1031 exchange transaction for cash of approximately $63 million and a note. The note was exchanged for an overriding royalty whereby RAAM Exploration LLC receives a 10% overriding royalty interest on four properties of Century Exploration New Orleans, LLC and Century Exploration Houston, LLC for the balance of the purchase price, $24.3 million plus interest of 8%. During 2010, the Board agreed to assign the 10% overriding royalty interest as an unrestricted 10% royalty to the Howard and Alice Settle Foundation. As of December 31, 2013, the Company had payables due to the Howard and Alice Settle Foundation of $1.0 million.

RAM Development LLC, wholly owned by Howard A. Settle, entered into an Exploration Agreement with the Company and RAAM Exploration LLC in 2008. The RAM Development LLC was a partner in wells drilled by both by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. During 2009, the Exploration Agreement was terminated and RAM Development LLC relinquished its contractual right to a 25% working interest in various proved producing properties, proved undeveloped properties and various exploration prospects. As a result of the relinquishment, the Company has agreed to carry RAM Development LLC on certain wells to be determined at the sole discretion of the Board of Directors of RAAM and will be determined on a well by well basis. In addition, specific projects are identified in the agreement as to a carried interest for RAM Development LLC. During 2010, the Board agreed to provide a 25% carried interest to RAM Development LLC for the Flipper, Redfish, Saturn, Barracuda and Briscoe Bayou projects. Since the drilling of Redfish and Saturn has been delayed, in large part due to the repercussions of the Macondo oil spill, the Board agreed to replace those wells with four prospects to be drilled onshore and include Jacques, Sebastian, Perry and Pilgrim Church. As of December 31, 2013, the Company had payables due to RAM Development of $0.9 million.

Charter IV Inc. was incorporated during 2008 and Charter V Inc. was incorporated during 2010. Certain employees of RAAM Global Energy Company, Century Exploration New Orleans, LLC and Century Exploration Houston, LLC are the shareholders of these corporations. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft, and Elizabeth Barr, participate in Charter IV Inc. and Charter V Inc. (“the Charters”). The Charters are working interest partners in certain oil and gas properties operated by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. Officers in each entity include Jeff Craycraft, President, Leon Smith, Vice President and Elizabeth Barr, Secretary/Treasurer. Neither of the Charters have employees and employees of the Company provide the accounting services for each entity. The Company finances Charter IV Inc. and Charter V Inc. and all revenues from producing properties are paid to the Company in order to reduce Charter IV Inc.’s, and Charter V Inc.’s respective joint interest billings owed to the Company. Charter V Inc. owns various producing properties and is currently paying down its respective joint interest accounts. The Company intends to purchase the stock of Charter V Inc. at fair market value at some future point in time. The Company has determined that the Charters are variable interest entities (“VIEs”) and the Company is the primary beneficiary of these VIEs; therefore, in accordance with FASB guidance on accounting for VIEs, the Charters are consolidated in the Company’s annual financial statements.

The Company awarded overriding royalty interests to certain of the Company’s officers and directors, including Howard Settle, Jeffrey Craycraft, Elizabeth Barr and Michael Willis, under the APORRI Program. Overriding royalty interests are designated by the Company’s employee incentive committee on a well-by-well basis, with preference being given to members of senior management and key technical personnel.

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

We have multiple processes for reporting conflicts of interests, including related person transactions. Under the Financial Code of Ethics, all employees are required to report any actual or apparent conflict of interest, or potential conflict of interest, to their supervisors and all related person transactions involving our regional or market executives must be communicated in writing as part of their quarterly representation letter. This information is then reviewed by our Audit Committee, our Board of Directors or our independent registered public accounting firm, as deemed necessary, and discussed with management. As part of this review, the following factors are generally considered:

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

In addition, we annually distribute a questionnaire to our executive officers and members of our Board of Directors requesting certain information regarding, among other things, their immediate family members, employment and beneficial ownership interests. This information is then reviewed for any conflicts of interest under the Financial Code of Ethics. At the completion of the annual audit, our Audit Committee and the independent registered public accounting firm review with management, insider and related person transactions and potential conflicts of interest. In addition, our internal audit function has processes in place to identify related person transactions and potential conflicts of interest and report them to senior management and the Audit Committee.

Our Financial Code of Ethics is posted on our corporate website. You may request a copy of our Code of Business Conduct and Financial Code of Ethics from our Compliance Officer at 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511 or by calling (859) 253-1300.

Item 14. Principal Accounting Fees and Services

During the 2013 fiscal year, Ernst & Young LLP served as the Company’s Independent Auditors and also provided certain tax services. The aggregate fees billed to the Company by Ernst & Young LLP for services performed during the fiscal years ended December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Audit Fees	$342	$274
Audit Related Fees(1)	$156	$—
Tax Fees	$115	$143
All Other Fees(2)	$2	$2

Total	$615	$419

(1)	The $156,000 in the audit related fees includes $78,000 in fees for the New Additional Notes Offering and Registration Statement on Form S-4 filed in conjunction with that offering and $78,000 in fees for the restatement of our 2012 financial statements.
(2)	All Other Fees is made up of a subscription to an accounting research tool that the Company purchases from Ernst & Young LLP each year.

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

Financial statements included as part of this Form 10-K are set forth in Part II, Item 8.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, State of Kentucky, on March 31, 2014.

RAAM Global Energy Company

By:	/s/ Howard A. Settle
Howard A. Settle
President and Chief Executive Officer

This Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

Signature	Title	Date

/s/ Howard A. Settle	President, Chief Executive Officer and Chairman	March 31, 2014
Howard A. Settle	(Principal Executive Officer)

/s/ Jeff T. Craycraft	Treasurer, Vice President and Chief Financial Officer	March 31, 2014
Jeff T. Craycraft	(Principal Financial and Accounting Officer)

/s/ Michael J. Willis	Director	March 31, 2014
Michael J. Willis

/s/ Jonathan B. Rudney	Director	March 31, 2014
Jonathan B. Rudney

/s/ Thomas M. Lewry	Director	March 31, 2014
Thomas M. Lewry

/s/ Robert E. Fox	Director	March 31, 2014
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

“Workover” Operations on a producing well to restore or increase production.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (Incorporated by reference to Exhibit 3.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (Incorporated by reference to Exhibit 3.2 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.1	Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.2	First Supplemental Indenture, dated as of July 15, 2011, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on July 19, 2011 (File No. 333-172897)).

4.3	Second Supplemental Indenture, dated as of April 11, 2013, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

4.4	Third Supplemental Indenture, dated as of April 11, 2013, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

4.5	Registration Rights Agreement, dated April 11, 2013, among RAAM Global Energy Company, the several guarantors named therein, and Global Hunter Securities, LLC (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

4.6	Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.7	Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

Exhibit Number	Description

10.1	Fourth Amended and Restated Credit Agreement, dated November 29, 2011, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Union Bank, N.A., individually and as administrative agent, and the lenders named therein (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Form 10-K filed on March 27, 2012).

10.2	Premium Finance Agreement, dated May 1, 2010, between RAAM Global Energy Company and Century Exploration Resources, Inc., as borrowers, and USI Southwest-Houston, as lender (Incorporated by reference to Exhibit 10.5 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.3	Promissory Note, dated August 8, 2005, between RAAM Global Energy Company and GE Commercial Finance Business Property Corporation (Incorporated by reference to Exhibit 10.6 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.4	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2011, among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC and Century Exploration Resources, LLC, the lenders party thereto and Union Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to RAAM Global Energy Company’s Annual Report on Form 10-K filed on March 27, 2013 (Reg. No. 333-172897)).

10.5	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 5, 2013, among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC and Century Exploration Resources, LLC, the lenders party thereto and Union Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 of RAAM Global Energy Company’s Current Report on Form 8-K, filed on March 11, 2013 (Reg. No. 333-172897)).

10.6†	Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.1 to RAAM Global Energy Company’s Current Report on Form 8-K filed on August 29, 2011 (Reg. No. 333-172897)).

10.7†	Employment Agreement, dated February 26, 2013, between RAAM Global Energy Company and Ken Young (Incorporated by reference to Exhibit 10.7 to RAAM Global Energy Company’s Annual Report on Form 10-K filed on March 27, 2013 (Reg. No. 333-172897)).

10.8†*	Employment Agreement, dated February 26, 2013, between RAAM Global Energy Company and Jerry Sheets.

10.9	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.11 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.10	December 2004 Agreement, dated December 1, 2004, between RAAM Global Energy and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.12 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.11	Termination of the December 2004 Agreement, dated June 3, 2009, between RAAM Global Energy and Ram Development LLC and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.13 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

Exhibit Number	Description

10.12	September 2003 Agreement, dated September 22, 2003, between Century Exploration Company and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.14 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.13	Participation and Exploration Agreement, dated August 3, 2009, between RAAM Global Energy Company, Century Exploration Houston, Inc. and TechXplore, L.P (Incorporated by reference to Exhibit 10.15 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.14	After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, Inc., dated December 1, 2004 (Incorporated by reference to Exhibit 10.16 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.15†	Employment Agreement, dated April 19, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand. (Incorporated by reference to Exhibit 10.19 to RAAM Global Energy Company’s Annual Report on Form 10-K, filed on March 27, 2012 (Reg. No. 333-172897)).

10.16†	Employee Bonus Agreement, dated September 30, 2011, between Century Exploration Resources, Inc., James A. Honert, Peter T. Loeffler, and Frederick P. LeGrand. (Incorporated by reference to Exhibit 10.20 to RAAM Global Energy Company’s Annual Report on Form 10-K, filed on March 27, 2012 (Reg. No. 333-172897)).

10.17	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.11 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.18	December 2004 Agreement, dated December 1, 2004, between RAAM Global Energy and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.12 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.19	Termination of the December 2004 Agreement, dated June 3, 2009, between RAAM Global Energy and Ram Development LLC and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.13 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.20	September 2003 Agreement, dated September 22, 2003, between Century Exploration Company and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.14 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.21	Purchase Agreement, dated April 5, 2013, among RAAM Global Energy Company, Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC and Global Hunter Securities, LLC. (Incorporated by reference to Exhibit 10.1 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

Exhibit Number	Description

21.1*	Subsidiaries of RAAM Global Energy Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Summary Report of Netherland, Sewell & Associates, Inc.

99.2*	Summary Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.