Form 10-Q
period 2014-03-31
RAAM Global Energy Co
filed 2014-05-14
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 61,433 shares of common stock, $0.01 par value, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	low and/or declining prices for oil and natural gas and oil and natural gas price volatility;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	ability to raise additional capital to fund future capital expenditures;

•	cash flow and liquidity;

•	ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	geological concentration of our reserves;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	operating hazards attendant to the oil and natural gas business;

•	potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	delays in anticipated start-up dates;

•	actions or inactions of third-party operators of our properties;

•	ability to find and retain skilled personnel;

•	strength and financial resources of competitors;

•	federal and state regulatory developments and approvals;

•	environmental risks;

•	changes in interest rates;

•	ability to comply with the financial covenants in our debt agreements;

•	weather conditions or events similar to those of September 11, 2001, Hurricanes Isaac, Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

•	worldwide political and economic conditions.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part II, “Item 1A. Risk Factors” and elsewhere in this report, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, and the risk factors described in registration statements filed with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$73,757	$90,858
Accounts receivable, net of $712 and $656 provision for bad debts in 2014 and 2013, respectively	2,555	5,472
Revenues receivable	20,923	19,517
Income taxes receivable	616	507
Deferred tax asset—current portion	4,076	3,938
Commodity derivatives—current portion	201	—
Prepaid expenses	2,572	3,863
Other current assets	4,596	4,596

Total current assets	109,296	128,751

Oil and gas properties (full-cost method):
Properties being amortized	1,450,243	1,432,310
Properties not subject to amortization	45,842	45,752
Less accumulated depreciation, depletion, and amortization	(1,208,740)	(1,190,944)

Net oil and gas properties	287,345	287,118

Other assets:
Other capitalized assets, net	7,212	7,252
Commodity derivatives	1,259	1,541
Other	1,340	1,950

Total other assets	9,811	10,743

Total assets	$406,452	$426,612

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$8,828	$28,066
Revenues payable	18,492	17,699
Interest payable—senior secured notes	15,625	7,813
Current taxes payable	166	25
Advances from joint interest partners	4,020	4,852
Commodity derivatives—current portion	5,084	4,467
Asset retirement obligations—current portion	14,930	14,089
Debt—current portion	772	2,626

Total current liabilities	67,917	79,637

Other liabilities:
Commodity derivatives	666	10
Asset retirement obligations	29,897	29,138
Debt	2,410	2,448
Senior secured notes	250,889	251,037
Deferred income taxes	12,680	14,178
Other long-term liabilities	202	149

Total other liabilities	296,744	296,960

Total liabilities	364,661	376,597

Commitments and contingencies (see Note 10)

Equity:
Common stock, $0.01 par value, 380,000 shares authorized, 61,433 and 61,425 outstanding in 2014 and 2013, respectively	63,533	63,521
Treasury stock at cost, 6,873 shares in 2014 and 2013	(8,552)	(8,552)
Accumulated deficit	(15,950)	(7,441)

Total equity attributable to RAAM Global Shareholders	39,031	47,528
Noncontrolling interest	2,760	2,487

Total equity	41,791	50,015

Total liabilities and equity	$406,452	$426,612

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Gas sales	$16,875	$16,687
Oil sales	18,987	26,921
Gains (losses) on derivatives, net	(4,721)	(6,200)

Total revenues	31,141	37,408

Costs and expenses:
Production and delivery costs	6,771	7,686
Production taxes	2,026	2,090
Workover costs	1,825	656
Depreciation, depletion and amortization	18,518	18,327
General and administrative expenses	4,693	4,974

Total operating expense	33,833	33,733

Income (loss) from operations	(2,692)	3,675

Other income (expenses):
Interest expense, net	(7,790)	(6,749)
Other, net	626	(122)

Total other income (expenses)	(7,164)	(6,871)

Loss before taxes	(9,856)	(3,196)

Income tax benefit	(1,620)	(1,277)

Net loss including noncontrolling interest	$(8,236)	$(1,919)

Net income attributable to noncontrolling interest (net of tax)	273	520

Net loss attributable to RAAM Global	$(8,509)	$(2,439)

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss including noncontrolling interest	$(8,236)	$(1,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	18,981	18,784
Deferred income taxes	(1,636)	(1,531)
Stock-based compensation expense	12	—
Changes in assets and liabilities:
Accounts and revenues receivable	1,004	(1,614)
Income tax receivables	(109)	443
Prepaids and other current assets	1,291	937
Change in derivatives, net	1,354	8,180
Accounts payable and accrued liabilities	(17,981)	15,316
Revenues payable	793	(4,587)
Interest payable on Senior Secured Notes	7,812	6,250
Current taxes payable	140	102
Settlements of asset retirement obligations	—	(1,472)
Other long-term liabilities	54	(86)

Net cash provided by operating activities	3,479	38,803

Investing activities
Change in advances from joint interest partners	(833)	402
Additions to oil and gas properties and equipment	(18,361)	(24,586)
Proceeds from net sales of oil and gas properties	506	17,320

Net cash used in investing activities	(18,688)	(6,864)

Financing activities
Payments on borrowings	(1,892)	(1,245)
Payment of dividends	—	(1,563)

Net cash used in financing activities	(1,892)	(2,808)

Increase (decrease) in cash and cash equivalents	(17,101)	29,131
Cash and cash equivalents, beginning of period	90,858	68,671

Cash and cash equivalents, end of period	$73,757	$97,802

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, and variable interest entities where RAAM Global is the primary beneficiary (accounted for as noncontrolling interest). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of the Company’s management, all adjustments necessary for a fair statement of the Company’s interim financial results have been included. These adjustments were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year.

The accompanying condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report. Therefore, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.3 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. The Company capitalized interest of $0.5 million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively, related to significant active properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $45.8 million at March 31, 2014 and December 31, 2013. The Company believes that the unevaluated properties at March 31, 2014 will be substantially evaluated during the remainder of 2014, 2015 and 2016, and the costs will begin to be amortized at that time.

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

At March 31, 2014, the Company’s ceiling test computation did not result in a write-down and was based on twelve-month average prices of $94.92 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.99 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. The Company’s ceiling test computation for the fourth quarter of 2013 resulted in a $59.1 million write-down and was based on twelve-month average prices of $93.42 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.67 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials. The Company’s ceiling test computation for the third quarter of 2013 resulted in a $276.9 million write-down and was based on twelve-month average prices of $91.69 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.61 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in current income.

During the first quarter of 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for $17.3 million. The Company will also receive a $17.3 million net carry from this unrelated third party. The sale was recorded as a reduction to our net oil and gas properties on the accompanying condensed consolidated balance sheet, with no income statement impact because the sale did not significantly alter the relationship between capitalized costs and proved reserves. As of March 31, 2014, the Company had received $9.8 million of the carry from the unrelated third party. Of this amount, $6.8 million of drilling costs had been incurred as of March 31, 2014, and $3.0 million was recorded in Advances from joint interest partners on the condensed consolidated balance sheet.

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

The Company recognizes its derivative instruments on the condensed consolidated balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as cash flow hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the changes in fair value in Gains (losses) on derivatives, net in the accompanying condensed consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Gains (losses) on derivatives, net in the accompanying condensed consolidated statements of operations. See Note 5, Commodity Derivative Instruments and Derivative Activities included elsewhere in this quarterly report for further details.

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

The change in the Company’s asset retirement obligations is set forth below:

In thousands
Balance of ARO as of January 1, 2014	$43,227
Accretion expense	343
Additions	51
Settlement of ARO	—
Changes in ARO estimate	1,206

Balance of ARO as of March 31, 2014	$44,827

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2014 and December 31, 2013, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
In thousands	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
March 31, 2014
Assets:
Commodity derivatives	$—	$2,450	$—	$2,450	$(990)	$1,460
Liabilities:
Commodity derivatives	—	(6,740)	—	(6,740)	990	(5,750)
December 31, 2013
Assets:
Commodity derivatives	$—	$3,735	$—	$3,735	$(2,194)	$1,541
Liabilities:
Commodity derivatives	—	(6,671)	—	(6,671)	2,194	(4,477)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

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

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	March 31, 2014	December 31, 2013
In thousands
Assets:
Fair value of commodity derivatives—current assets	$201	$—
Fair value of commodity derivatives—long-term assets	1,259	1,541

Total Assets	$1,460	$1,541

Liabilities:
Fair value of commodity derivatives—current liabilities	$(5,084)	$(4,467)
Fair value of commodity derivatives—long-term liabilities	(666)	(10)

Total Liabilities	$(5,750)	$(4,477)

During September 2010, July 2011 and April 2013, the Company issued senior secured notes (the “Notes”). At March 31, 2014, the fair value of the Notes was estimated to be approximately $255.9 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of March 31, 2014, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $250.9 million as of March 31, 2014.

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

4. Accounts and Revenues Receivable

Accounts and revenues receivable at March 31, 2014 and December 31, 2013 were $23.5 million and $25.0 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $18.4 million and $16.5 million were due from five companies at March 31, 2014 and December 31, 2013, respectively.

Since all of RAAM Global’s accounts receivable from purchasers and joint interest owners at March 31, 2014 and December 31, 2013 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of March 31, 2014 and December 31, 2013. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

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

As of March 31, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2014 and 2015:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
April 2014—June 2014	Swap	151,667	$4.09
April 2014—December 2014	Swap	152,778	$3.67
April 2014—December 2014	Swap	91,444	$4.15
April 2014—December 2014	Swap	94,911	$4.00
April 2014—December 2014	Swap	64,192	$3.98
July 2014—December 2014	Swap	30,667	$4.00
July 2014—December 2014	Call—Sell	312,800	$5.00
July 2014—December 2014	Call—Buy	312,800	$4.50
April 2014—December 2014	Swap	75,830	$4.25
April 2014—October 2014	Swap	85,026	$4.55
January 2015—December 2015	Swap	63,955	$4.18
January 2015—December 2015	Swap	167,042	$4.94
January 2015—December 2015	Swap	85,433	$4.35
January 2015—December 2015	Put—Sell	316,430	$3.50

As of March 31, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2014 and 2015:

		Volume in	NYMEX
	Contract	BBls/	Strike
Remaining Contract Term	Type	Month	Price
April 2014—June 2014	Swap	24,267	$85.40
April 2014—June 2014	Swap	2,581	$97.35
April 2014—September 2014	Put—Sell	21,350	$63.60
April 2014—December 2014	Swap	16,205	$92.10
July 2014—September 2014	Swap	21,467	$85.90
July 2014—September 2014	Swap	3,333	$95.10
October 2014—December 2014	Swap	3,261	$92.90
January—December 2015	Swap	20,945	$89.00
January—December 2015	Put—Sell	20,945	$70.00

Additional information regarding the fair value of the Company’s derivatives can be referenced in Note 3, Fair Value Measurements.

6. Debt

2015 Senior Secured Notes

On September 24, 2010, the Company completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under the Amended Revolving Credit Facility (as defined below) and the remainder of the proceeds were used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

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

Amended Revolving Credit Facility

The Company’s Third Amended and Restated Credit Agreement, as amended (the “Amended Revolving Credit Facility”) has a maturity date of July 1, 2015. The borrowing base was $50.0 million of which zero was drawn at March 31, 2014 and at December 31, 2013. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and an interest coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at March 31, 2014, with the exception of the interest coverage ratio. The covenant specifies that the Company should maintain at least a 2.5 to 1.0 interest coverage ratio for the four immediately preceding consecutive fiscal quarters. For the four fiscal quarter period ended March 31, 2014, the Company’s interest coverage ratio was 2.2 to 1.0. The Company did not meet this covenant for the four fiscal quarter period ended March 31, 2014 due to increased debt balances at a higher average interest rate than during previous periods combined with lower revenues mainly due to decreased oil production and lower oil prices. This covenant breach is an event of default under the credit facility and the Company may not utilize the facility until the Company is in compliance with the interest coverage ratio, unless waived by the lenders. The Company is working with the lenders to obtain a waiver of this covenant.

Promissory Note

The Company has a promissory note related to the construction of the Houston office building. The balance was approximately $2.6 million at March 31, 2014 and at December 31, 2013. The note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2013, the Company entered into an agreement to finance the premiums for its annual insurance policies. At March 31, 2014, $0.6 million was outstanding under this agreement. The finance agreement required monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2014. There are no covenant requirements under this agreement.

7. Income Taxes

Income tax benefit for the three months ended March 31, 2014 was $1.6 million or an effective tax rate of 16.4% compared to an income tax benefit of $1.3 million or an effective tax rate of 39.9% for the three months ended March 31, 2013. The Company’s effective income tax rate for the three months ended March 31, 2014 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, valuation allowance against deferred tax assets and certain other permanent differences. The Company’s effective income tax rate for the three months ended March 31, 2013 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, the domestic production activities deduction and certain other permanent differences.

8. Shareholders’ Equity

During the three months ended March 31, 2014, no dividends were paid. During the three months ended March 31, 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013.

9. Related-Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $0.2 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively, are included in Accounts receivable in the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $2.2 million and $2.0 million at March 31, 2014 and December 31, 2013, respectively, are included in Revenues payable on the Company’s condensed consolidated balance sheets and represent revenue owner payables.

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

The following tables present condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidating statements of operations for the three ended March 31, 2014 and 2013, and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At March 31, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,037	$72,715	$5	$—	$73,757
Receivables, net	616	31,266	720	(8,508)	24,094
Deferred tax asset—current	—	4,076	—	—	4,076
Commodity derivatives —current portion	—	201	—	—	201
Prepaids and other current assets	2,504	4,664	—	—	7,168

Total current assets	4,157	112,922	725	(8,508)	109,296

Net oil and gas properties	—	275,762	11,583	—	287,345

Total other assets	310,826	1,629	—	(302,644)	9,811

Total assets	$314,983	$390,313	$12,308	$(311,152)	$406,452

Liabilities and equity
Current liabilities:
Payables and accrued liabilities	$17,103	$26,694	$7,822	$(8,508)	$43,111
Advances from joint interest partners	—	4,020	—	—	4,020
Commodity derivatives—current portion	—	5,084	—	—	5,084
Asset retirement obligations—current portion	—	14,930	—	—	14,930
Long-term debt—current portion	150	622	—	—	772

Total current liabilities	17,253	51,350	7,822	(8,508)	67,917
Other liabilities:
Commodity derivatives	—	666	—	—	666
Asset retirement obligations	—	29,694	203	—	29,897
Long-term debt	2,410	—	—	—	2,410
Senior secured notes	250,889	—	—	—	250,889
Deferred income taxes	5,198	5,959	1,523	—	12,680
Other long-term liabilities	202	—	—	—	202

Total other liabilities	258,699	36,319	1,726	—	296,744
Total liabilities	275,952	87,669	9,548	(8,508)	364,661
Equity attributable to RAAM Global shareholders	39,031	302,644	—	(302,644)	39,031
Noncontrolling interest	—	—	2,760	—	2,760

Total equity	39,031	302,644	2,760	(302,644)	41,791

Total liabilities and equity	$314,983	$390,313	$12,308	$(311,152)	$406,452

Condensed Consolidating Balance Sheets

At December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$90,225	$5	$—	$90,858
Receivables, net	507	33,124	823	(8,958)	25,496
Deferred tax asset—current	—	3,938	—	—	3,938
Prepaids and other current assets	2,561	5,898	—	—	8,459

Total current assets	3,696	133,185	828	(8,958)	128,751

Net oil and gas properties	4,112	271,459	11,547	—	287,118

Total other assets	309,899	1,966	—	(301,122)	10,743

Total assets	$317,707	$406,610	$12,375	$(310,080)	$426,612

Liabilities and equity
Current liabilities:
Payables and accrued liabilities	$11,200	$43,127	$8,234	$(8,958)	$53,603
Advances from joint interest partners	—	4,852	—	—	4,852
Commodity derivatives—current portion	—	4,467	—	—	4,467
Asset retirement obligations—current portion	—	14,089	—	—	14,089
Long-term debt —current portion	147	2,479	—	—	2,626

Total current liabilities	11,347	69,014	8,234	(8,958)	79,637
Other liabilities:
Commodity derivatives	—	10	—	—	10
Asset retirement obligations	—	28,941	197	—	29,138
Long-term debt	2,448	—	—	—	2,448
Senior secured notes	251,037	—	—	—	251,037
Deferred income taxes	5,198	7,523	1,457	—	14,178
Other long-term liabilities	149	—	—	—	149

Total other liabilities	258,832	36,474	1,654	—	296,960
Total liabilities	270,179	105,488	9,888	(8,958)	376,597
Equity attributable to RAAM Global shareholders	47,528	301,122	—	(301,122)	47,528
Noncontrolling interest	—	—	2,487	—	2,487

Total equity	47,528	301,122	2,487	(301,122)	50,015

Total liabilities and equity	$317,707	$406,610	$12,375	$(310,080)	$426,612

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$16,177	$698	$—	$16,875
Oil sales	—	18,519	468	—	18,987
Gains (losses) on derivatives, net	—	(4,721)	—	—	(4,721)

Total revenues	—	29,975	1,166	—	31,141
Costs and expenses:
Production and delivery costs	—	6,651	120	—	6,771
Production taxes	—	1,954	72	—	2,026
Workover costs	—	1,825	—	—	1,825
Depreciation, depletion and amortization	324	17,566	628	—	18,518
General & administrative expenses	2,636	2,056	1	—	4,693

Total operating expense	2,960	30,052	821	—	33,833

Income (loss) from operations	(2,960)	(77)	345	—	(2,692)
Other income (expenses):
Interest expense, net	(7,765)	(25)	—	—	(7,790)
Income from equity investment in subsidiaries	1,921	—	—	(1,921)	—
Other, net	305	321	—	—	626

Total other income (expenses)	(5,539)	296	—	(1,921)	(7,164)

Income (loss) before taxes	(8,499)	219	345	(1,921)	(9,856)
Income tax provision (benefit)	10	(1,702)	72	—	(1,620)

Net income (loss) including noncontrolling interest	$(8,509)	$1,921	$273	$(1,921)	(8,236)

Net income attributable to noncontrolling interest (net of tax)	—	—	273	—	273

Net income (loss) attributable to RAAM Global	$(8,509)	$1,921	$—	$(1,921)	$(8,509)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$15,916	$771	$—	$16,687
Oil sales	—	25,936	985	—	26,921
Gains (losses) on derivatives, net	—	(6,200)	—	—	(6,200)

Total revenues	—	35,652	1,756	—	37,408
Costs and expenses:
Production and delivery costs	—	7,569	117	—	7,686
Production taxes	—	2,021	69	—	2,090
Workover costs	—	655	1	—	656
Depreciation, depletion and amortization	172	17,418	737	—	18,327
General and administrative expenses	1,780	3,194	—	—	4,974

Total operating expense	1,952	30,857	924	—	33,733

Income (loss) from operations	(1,952)	4,795	832	—	3,675
Other income (expenses):
Interest expense, net	(6,321)	(428)	—	—	(6,749)
Income from equity investment in subsidiaries	6,757	—	—	(6,757)	—
Other, net	(157)	35	—	—	(122)

Total other income (expenses)	279	(393)	—	(6,757)	(6,871)

Income (loss) before taxes	(1,673)	4,402	832	(6,757)	(3,196)
Income tax provision (benefit)	246	(1,835)	312	—	(1,277)

Net income (loss) including noncontrolling interest	$(1,919)	$6,237	$520	$(6,757)	$(1,919)

Net income attributable to noncontrolling interest (net of tax)	520	—	—	—	520

Net income (loss) attributable to RAAM Global	$(2,439)	$6,237	$520	$(6,757)	$(2,439)

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,839)	$6,262	$977	$(1,921)	$3,479
Investing activities
Change in investments between affiliates	2,589	(4,194)	(316)	1,921	—
Change in advances from joint interest partners	—	(833)	—	—	(833)
Additions to oil and gas properties and equipment	(305)	(17,395)	(661)	—	(18,361)
Proceeds from net sales of oil and gas properties	—	506	—	—	506

Net cash provided by (used in) investing activities	2,284	(21,916)	(977)	1,921	(18,688)
Financing activities
Payments on borrowings	(36)	(1,856)	—	—	(1,892)

Net cash used in financing activities	(36)	(1,856)	—	—	(1,892)

Increase (decrease) in cash and cash equivalents	409	(17,510)	—	—	(17,101)
Cash and cash equivalents, beginning of period	628	90,225	5	—	90,858

Cash and cash equivalents, end of period	$1,037	$72,715	$5	$—	$73,757

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,390	$38,595	$1,575	$(6,757)	$38,803
Investing activities
Change in investments between affiliates	(2,716)	(4,041)	—	6,757	—
Change in advances from joint interest partners	—	402	—	—	402
Additions to oil and gas properties and equipment	(947)	(22,063)	(1,576)	—	(24,586)
Proceeds from net sales of oil and gas properties	—	17,320	—	—	17,320

Net cash provided by (used in) investing activities	(3,663)	(8,382)	(1,576)	6,757	(6,864)
Financing activities
Payments on debt	(21)	(1,224)	—	—	(1,245)
Payment of dividends	(1,563)	—	—	—	(1,563)

Net cash used in financing activities	(1,584)	(1,224)	—	—	(2,808)

Increase (decrease) in cash and cash equivalents	143	28,989	(1)	—	29,131
Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$657	$97,137	$8	$—	$97,802

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Part II, Item 1A of this report, along with the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and our Annual Report on Form 10-K for the year ended December 31, 2013, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are a privately held oil and natural gas exploration and production company engaged in the exploration, development, production and acquisition of oil and gas properties. Our operations are located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas, Oklahoma and California. We focus on the development of both conventional and unconventional resource plays.

We are currently focused on evaluating and developing our asset base, optimizing our acreage positions and evaluating potential acquisitions, with an emphasis on the development and acquisition of unconventional plays. We are currently seeking partners for joint venture or farm-out arrangements for certain assets located in the Breton Sound area, Ship Shoal area, the Yegua and Cook Mountain region, and the Mid-Continent region. In our onshore conventional plays, we anticipate drilling two additional wells in our Texas Yegua trend. Also, we are currently pursuing permits for a play in California and anticipate drilling two wells there as soon as permitting is complete. We currently have two unconventional plays under lease. One is located in California, and the other is a Mid-Continent play. We anticipate drilling in each of these plays later this year.

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

Recent Developments

New Production

In late February 2014, the Company successfully completed a well in the Texas Yegua trend. The average production for this well for the month of April was over 9 Mmcf of gas and 400 Bbl of oil per day. This well has helped to offset the natural decline incurred in the Yegua trend wells.

Farm-Out Agreement

The Company recently completed a farm-out agreement with an unrelated third party. The first well under this agreement, which is located in the Breton Sound area, was spud in April 2014. This well is drilling at 10,500 feet with a proposed total depth of 12,688 feet. Upon completion of this well, the rig is scheduled to move to the next prospect in Breton Sound. The third well under this agreement is anticipated to be spud after hurricane season this year.

Joint Venture Partners

The company is seeking a joint venture partner to participate in additional wells in the Breton Sound area and other prospects in both state and federal waters. In addition, the Company is seeking a joint venture partner to participate in prospects in both the Texas Yegua and Cook Mountain trends.

Engaged Investment Banking Advisors

The Company has engaged an investment banking advisory firm to provide advice to help us with strategic alternatives to increase our asset base.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined below). The following table contains financial and operational data for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Average daily production:
Oil (Bbl per day)	2,109	2,772
Natural gas (Mcf per day)	35,182	45,968
Oil equivalents (Boe per day)	7,973	10,434

Average prices: (1)
Oil ($/Bbl)	$100.04	$107.90
Natural gas ($/Mcf)	$5.33	$4.03
Oil equivalents ($/Boe)	$49.98	$39.84

Production and delivery costs ($/Boe)	$9.44	$8.19
General and administrative expenses ($/Boe)	$6.54	$5.29
Net loss attributable to RAAM Global (in thousands)	$(8,509)	$(2,439)
Adjusted EBITDA (2) (in thousands)	$17,559	$29,556

(1)	Average prices presented do not give effect to our derivative activities or the monetization of oil derivatives during February 2013. Please see “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities” for a discussion of our derivative activities.
(2)	Adjusted EBITDA as used herein represents net income before losses on derivatives net of cash paid or received on settlement, interest expense, income taxes, depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net loss as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to Adjusted EBITDA for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
In thousands
Net loss attributable to RAAM Global	$(8,509)	$(2,439)
Net losses on derivatives, net of cash settlements received or paid	1,354	8,180
Interest expense	7,816	6,765
Depreciation, depletion and amortization	18,518	18,327
Income taxes	(1,620)	(1,277)

Adjusted EBITDA	$17,559	$29,556

Results of Operations

The following table sets forth the unaudited results of operations for the three month periods ended March 31, 2014 and 2013 in thousands.

	Three Months Ended March 31,
	2014	2013
Revenues:
Gas sales	$16,875	$16,687
Oil sales	18,987	26,921
Gains (losses) on derivatives, net	(4,721)	(6,200)

Total revenues	31,141	37,408
Costs and expenses:
Production and delivery costs	6,771	7,686
Production taxes	2,026	2,090
Workover costs	1,825	656
Depreciation, depletion and amortization	18,518	18,327
General and administrative expenses	4,693	4,974

Total operating expense	33,833	33,733

Income (loss) from operations	(2,692)	3,675
Other income (expenses):
Interest expense, net	(7,790)	(6,749)
Other, net	626	(122)

Total other income (expenses)	(7,164)	(6,871)

Loss before taxes	(9,856)	(3,196)
Income tax benefit	(1,620)	(1,277)

Net loss including noncontrolling interest	$(8,236)	$(1,919)

Net income attributable to noncontrolling interest (net of tax)	273	520

Net loss attributable to RAAM Global	$(8,509)	$(2,439)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended March 31, 2014 decreased to 0.7 MMBoe from 0.9 MMBoe for the three months ended March 31, 2013. During the three months ended March 31, 2014, natural gas production decreased 23% and oil production decreased 24%, resulting in a 24% decrease in Boe production over the three months ended March 31, 2013. Oil and natural gas production decreased because production from new wells and recompletions in both the shallow waters of Louisiana and onshore Texas did not offset normal production declines from our mature wells and production declines due to the formation collapse in several of our Texas wells in late second quarter of 2013.

Total revenues. Total revenues for the three months ended March 31, 2014 decreased to $31.1 million from $37.4 million for the three months ended March 31, 2013. Natural gas revenues (exclusive of derivatives) increased $0.2 million or 1% due to higher natural gas prices more than offsetting lower natural gas production for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Natural gas prices increased by 32% period over period, to an average price of $5.33 for the three months ended March 31, 2014 from an average natural gas price of $4.03 for the three months ended March 31, 2013.

Oil revenues (exclusive of derivatives) decreased $7.9 million or 29%, over the prior year period due to lower oil volumes and lower oil prices. The average oil price of $100.04 for the three months ended March 31, 2014 represented a 7% decrease from the average oil price of $107.90 for the three months ended March 31, 2013 (excluding the effects of derivative activities).

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the three months ended March 31, 2014 decreased to $6.8 million from $7.7 million for the same period in 2013. Production and delivery costs per Boe increased to $9.44 per Boe for the three months ended March 31, 2014 from $8.19 per Boe for the same period in 2013 primarily as a result of decreased oil and natural gas production described above in the first quarter of 2014. In the first quarter of 2014 the Company experienced lower lift boat costs, equipment rentals and regulatory expenses than those during the same period in 2013.

Production taxes. Production taxes were $2.0 million for the three months ended March 31, 2014, and $2.1 million for the comparable period in 2013. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is due to the decrease in oil and gas sales between periods.

Workover costs. Our workover costs for the three months ended March 31, 2014 increased to $1.8 million from $0.7 million for the same period in 2013. Workover costs per Boe increased to $2.54 for the three months ended March 31, 2014 from $0.70 per Boe for the same period in 2013 primarily as a result of decreased oil and natural gas production described above in the first quarter of 2014. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to mechanical needs during the first quarter of 2014, the Company performed more workovers in that period than were necessary during the same period in 2013. Also, workover projects performed during the first quarter of 2014 had higher contract rig costs and fishing tools and services than those performed during the same period of 2013.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended March 31, 2014 increased to $18.5 million from $18.3 million for the three months ended March 31, 2013. The depletion rate for the first quarter of 2014 was higher than the depletion rate for the same period in 2013 due to lower future gross revenues at March 31, 2014 resulting from the downward revisions to eliminate the Ewing Banks 920 Project proved undeveloped reserves during the third quarter of 2013.

General and administrative expenses. General and administrative expenses decreased to $4.7 million for the three months ended March 31, 2014 from $5.0 million for the three months ended March 31, 2013. The decrease in general and administrative expenses was mainly due to lower building repairs and maintenance costs and less travel expenses during the first quarter of 2014 as compared to the same period of 2013.

Interest expense, net. Net interest expense increased to $7.8 million for the three months ended March 31, 2014, from $6.7 million for the three months ended March 31, 2013 because of higher average interest rates. Debt balances averaged $250.0 million during the three months ended March 31, 2014 and 2013. Interest rates averaged 12.5% and 10.6% during the three months ended March 31, 2014 and 2013, respectively. In the first quarter of 2014, the Company had $250.0 million of senior secured notes outstanding with a 12.5% interest rate. In the first quarter of 2013, the Company had $200.0 million of senior secured notes outstanding with a 12.5% interest rate and $50.0 million outstanding under the amended revolving credit facility with an average interest rate of 3.2%.

Income tax benefit. For the three months ended March 31, 2014, the Company recorded an income tax benefit of $1.6 million as compared to an income tax benefit of $1.3 million for the three months ended March 31, 2013. Income tax benefits recognized were based on effective tax rate calculations of approximately 16.4% at March 31, 2014 and approximately 39.9% at March 31, 2013. The difference in the rates for the first quarters of 2014 and 2013 is primarily due to the recording of a valuation allowance against deferred tax assets. The valuation allowance is recorded based on our current assessment that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

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

Capital Expenditures

The Company spent approximately $18 million on capital expenditures during the first three months of 2014. We anticipate spending an additional $46 million on capital expenditures during the remainder of 2014. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2014 capital expenditure budget is approximately $64 million, of which approximately $18 million was expended in the first three months of 2014. The Company expects the remaining capital budget of $46 million to consist of:

•	$13 million for geological and geophysical costs, including leasing;

•	$6 million for Louisiana state water drilling and development;

•	$11 million for onshore conventional drilling and development;

•	$12 million for California drilling and development;

•	$1 million for project in progress; recompletions; and

•	$3 million for new ventures to be developed.

While we have budgeted $46 million for these purposes for the remainder of 2014, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. To date, our 2014 capital budget has been funded from our cash flows from operations and proceeds from the sale of other non-core assets. We believe our existing cash balance and cash flows from operations should be sufficient to fund the remainder of our 2014 capital expenditure budget.

As of March 31, 2014, we had no amounts outstanding under our revolving credit facility and $250.0 million in Notes outstanding. The borrowing base on our revolving credit facility was $50.0 million at March 31, 2014. The Company was in compliance with the debt covenants for this facility at March 31, 2014, with the exception of the interest coverage ratio. The covenant specifies that the Company should maintain at least a 2.5 to 1.0 interest coverage ratio for the four immediately preceding consecutive fiscal quarters. For the four fiscal quarter period ended March 31, 2014, the Company’s interest coverage ratio was 2.2 to 1.0. The Company did not meet this covenant for the four fiscal quarter period ended March 31, 2014 due to increased debt balances at a higher average interest rate than during previous periods combined with lower revenues mainly due to decreased oil production and lower oil prices. This covenant breach is an event of default under the credit facility and the Company may not utilize the facility until the Company is in compliance with the interest coverage ratio, unless waived by the lenders. The Company is working with the lenders to obtain a waiver of this covenant; however, the current capital expenditure budget does not require the Company to utilize the borrowing base.

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

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
In thousands
Net cash provided by operating activities	$3,479	$38,803
Net cash used in investing activities	(18,688)	(6,864)
Net cash used in financing activities	(1,892)	(2,808)

Net increase (decrease) in cash and cash equivalents	$(17,101)	$29,131

Cash flows provided by operating activities

Operating activities provided cash totaling $3.5 million during the three months ended March 31, 2014 as compared to cash provided by operating activities of $38.8 million during the three months ended March 31, 2013. The decrease in operating cash flows during the three months ended March 31, 2014 was primarily due to the net loss recorded for the period and the decrease in accounts payable balances.

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

Cash flows used in investing activities

Investing activities used cash totaling $18.7 million during the three months ended March 31, 2014 as compared to cash used in investing activities of $6.9 million during the same period in 2013. Cash used in investing activities during the three months ended March 31, 2014 increased as compared to the same period of 2013 primarily because proceeds from asset sales occurring in the first three months of 2013 generated $17.3 million of additional cash which offset capital expenditures during the period. Capital expenditures during the first quarter of 2014 were actually lower than those during the same period of 2013 mainly due to decreased drilling in shallow state waters and onshore Texas.

Our capital expenditures for drilling, development and acquisition costs during the three month periods ended March 31, 2014 and 2013 are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Project Area
Federal	$1,200	$888
Shallow State Waters	968	7,189
Onshore Texas, Louisiana and Mississippi	11,997	14,057
California, Oklahoma and Mid-Continent	4,196	2,452

Total	$18,361	$24,586

Cash flows used in financing activities

Financing activities used cash totaling $1.9 million during the three months ended March 31, 2014 as compared to cash used in financing activities of $2.8 million during the same period in 2013. Cash flows used in financing activities during the first three months of 2014 consisted of payments on borrowings. Cash flows used in financing activities during the first three months of 2013 consisted primarily of $1.2 million of payments on borrowings and $1.6 million for shareholder dividends.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

At March 31, 2014, on a Boe basis, commodity derivative instruments were in place covering approximately 59% of our projected oil and natural gas sales for 2014 and approximately 39% of our projected oil and natural gas sales for 2015. Approximately 59% of the Company’s 2014 natural gas production, approximately 39% of the Company’s 2015 natural gas production, approximately 60% of the Company’s 2014 oil production, and approximately 38% of the Company’s 2015 oil production will yield minimum prices under the contracts as discussed in “Item 1, Note 5, Commodity Derivative Instruments and Derivative Activities.” Future oil and natural gas sales prices on other production will fluctuate according to market conditions.

As of March 31, 2014, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2014(1)	34,507	$89.50
2015	20,945	$89.00

(1)	Average volume is calculated for the remainder of the 2014 year.

	NYMEX Contract Price
	Sell Put
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2014(1)	14,233	$63.60
2015	20,945	$70.00

(1)	Average volume is calculated for the remainder of the 2014 year.

As of March 31, 2014, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2014	616,287	$4.04
2015	316,430	$4.62

(1)	Average volume is calculated for the remainder of the 2014 year.

	NYMEX Contract Price
	Sell Call		Buy Call
	Volume in MMBtus/Mo	Weighted Average Strike Price	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2014(1)	208,533	$5.00	208,533	$4.50

(1)	Average volume is calculated for the remainder of the 2014 year.

	NYMEX Contract Price
	Sell Put
	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2015	316,430	$3.50

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

As of March 31, 2014, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $250.9 million as of March 31, 2014.

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

Amended Revolving Credit Facility

The borrowing base was $50.0 million, and no amounts were drawn at March 31, 2014. The Credit Agreement governing the Amended Revolving Credit Facility includes covenants restricting certain of the Company’s financial ratios, including its current ratio and a debt coverage ratio, and a limitation on general and administrative expenses. The covenants also include limitations on borrowings, investments and distributions. The Company was in compliance with these debt covenants at March 31, 2014, with the exception of the interest coverage ratio. The covenant specifies that the Company should maintain at least a 2.5 to 1.0 interest coverage ratio for the four immediately preceding consecutive fiscal quarters. For the four fiscal quarter period ended March 31, 2014, the Company’s interest coverage ratio was 2.2 to 1.0. The Company did not meet this covenant for the four fiscal quarter period ended March 31, 2014 due to increased debt balances at a higher average interest rate than during previous periods combined with lower revenues mainly due to decreased oil production and lower oil prices. This covenant breach is an event of default under the credit facility and the Company may not utilize the facility until the Company is in compliance with the interest coverage ratio, unless waived by the lenders. The Company is working with the lenders to obtain a waiver of this covenant. The facility’s maturity date is July 1, 2015.

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

There have been no changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the three months ended March 31, 2014, our annual oil sales would increase or decrease by approximately $7.7 million for each $10.00 per barrel change in crude oil prices and our annual gas sales would increase or decrease by approximately $12.8 million for each $1.00 per MMBtu change in natural gas prices.

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

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($2.6 million at March 31, 2014) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($20.9 million in receivables at March 31, 2014). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility, and this exposure will remain under our Amended Revolving Credit Facility. There were no amounts outstanding under the Amended Revolving Credit Facility at March 31, 2014. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on January 25, 2011, the Company filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract on the lease governing the EB 920 Project, an offshore lease located in the deep waters of the Gulf of Mexico. In March 2013, the United States Court of Federal Claims granted the U.S. Government’s motion for summary judgment on those claims. On March 29, 2013, the Company filed an appeal to the summary judgment in United States Federal Circuit Court of Appeal in Washington D.C., reasserting our claim of a breach of contract by the U.S. Government with respect to the EB 920 Project. There are a number of issues relative to the Government’s breach of the Company’s lease. A major claim of breach is that due to the post-lease change in the rules of calculation of the WCD under Notice to Lessees 2010-06 (“NTL06”), the Company can no longer receive a permit to drill EB 920. The Company cannot develop the lease or receive the benefit of the proved reserves which exist on the lease and for which the Company paid the Government $23.2 million. The new post-lease rules of calculation for WCD did not exist prior to the issuance of NTL06. The Company argues that the post-lease changes to the method of the calculation are substantive both in terms of volumes and financial responsibility. The Government argues they are not substantive. A panel of judges heard the appeal in early January 2014. In March 2014, our appeal was denied. On April 24, 2014, the Company filed a Combined Petition for Panel Rehearing and for Rehearing En Banc, which is presently under consideration by the court.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on March 31, 2014, which could materially affect our business, financial condition or future results. You should also consider the matters addressed under “Cautionary Note Regarding Forward-Looking Statements.” Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAAM Global Energy Company

By: RAAM Global Energy Company

May 14, 2014	By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) our Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.