Form 10-Q
period 2014-09-30
RAAM Global Energy Co
filed 2014-11-13
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 61,433 shares of common stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$152,471	$90,858
Accounts receivable, net of $210 and $656 provision for bad debts in 2014 and 2013, respectively	1,410	5,472
Revenues receivable	15,829	19,517
Income taxes receivable	1,109	507
Deferred tax asset – current portion	3,487	3,938
Prepaid expenses	3,309	3,863
Other current assets	6,583	4,596

Total current assets	184,198	128,751

Oil and gas properties (full-cost method):
Properties being amortized	1,483,249	1,432,310
Properties not subject to amortization	47,903	45,752
Less accumulated depreciation, depletion, and amortization	(1,247,799)	(1,190,944)

Net oil and gas properties	283,353	287,118

Other assets:
Other capitalized assets, net	6,516	7,252
Commodity derivatives	244	1,541
Other	143	1,950

Total other assets	6,903	10,743

Total assets	$474,454	$426,612

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$20,044	$28,066
Revenues payable	14,726	17,699
Interest payable—senior secured notes	15,625	7,813
Current taxes payable	—	25
Advances from joint interest partners	436	4,852
Commodity derivatives—current portion	234	4,467
Asset retirement obligations—current portion	13,563	14,089
Debt—current portion	86,798	2,626

Total current liabilities	151,426	79,637

Other liabilities:
Commodity derivatives	—	10
Asset retirement obligations	30,529	29,138
Debt	2,331	2,448
Senior secured notes	250,593	251,037
Deferred income taxes	7,145	14,178
Other long-term liabilities	221	149

Total other liabilities	290,819	296,960

Total liabilities	442,245	376,597

Commitments and contingencies (see Note 10)

Equity:
Common stock, $0.01 par value, 380,000 shares authorized, 61,433 and 61,425 outstanding in 2014 and 2013, respectively	63,534	63,521
Treasury stock at cost, 6,873 shares in 2014 and 2013	(8,552)	(8,552)
Accumulated deficit	(22,110)	(7,441)

Total equity attributable to RAAM Global shareholders	32,872	47,528
Noncontrolling interest	(663)	2,487

Total equity	32,209	50,015

Total liabilities and equity	$474,454	$426,612

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gas sales	$14,035	$15,268	$48,469	$47,760
Oil sales	16,565	24,797	55,335	74,588
Gains (losses) on derivatives, net	4,631	(1,729)	(4,009)	(2,204)

Total revenues	35,231	38,336	99,795	120,144

Costs and expenses:
Production and delivery costs	6,574	7,253	20,240	23,192
Production taxes	1,827	1,992	5,991	5,902
Workover costs	16	1,151	2,131	2,609
Depreciation, depletion and amortization	17,036	310,090	58,941	346,271
General and administrative expenses	2,752	4,594	9,188	14,223

Total operating expense	28,205	325,080	96,491	392,197

Income (loss) from operations	7,026	(286,744)	3,304	(272,053)

Other income (expenses):
Interest expense, net	(8,578)	(7,813)	(24,567)	(22,362)
Other, net	(335)	(5)	387	(152)

Total other income (expenses)	(8,913)	(7,818)	(24,180)	(22,514)

Loss before taxes	(1,887)	(294,562)	(20,876)	(294,567)

Income tax benefit	(3,077)	(109,241)	(6,953)	(109,267)

Net income (loss) including noncontrolling interest	$1,190	$(185,321)	$(13,923)	$(185,300)

Net income attributable to noncontrolling interest (net of tax)	—	224	746	1,174

Net income (loss) attributable to RAAM Global	$1,190	$(185,545)	$(14,669)	$(186,474)

See accompanying notes to the unaudited condensed consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss including noncontrolling interest	$(13,923)	$(185,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	60,596	347,653
Deferred income taxes	(6,582)	(103,636)
Stock-based compensation expense	12	—
Lower of cost or market inventory adjustment	343	—
Changes in assets and liabilities:
Accounts and revenues receivable	7,245	5,729
Income tax receivables	(602)	1,438
Prepaids and other current assets	645	(2,327)
Change in derivatives, net	(2,946)	1,748
Accounts payable and accrued liabilities	(917)	1,714
Revenues payable	(2,973)	(6,033)
Interest payable on Senior Secured Notes	7,812	9,375
Current taxes payable	(25)	471
Settlements of asset retirement obligations	(7,284)	(3,479)
Other long-term liabilities	73	(207)

Net cash provided by operating activities	41,474	67,146

Investing activities
Change in advances from joint interest partners	(4,417)	6,676
Additions to oil and gas properties and equipment	(49,099)	(98,035)
Purchase of reserves in place	(4,921)	—
Proceeds from net sales of oil and gas properties	506	17,320

Net cash used in investing activities	(57,931)	(74,039)

Financing activities
Proceeds from borrowings	88,678	6,757
Payments on borrowings	(4,622)	(54,987)
Issuance of Senior Secured Notes	—	51,500
Purchase of noncontrolling interest	(3,272)	—
Deferred loan costs	(2,721)	—
Payments of deferred bond costs	—	(1,540)
Payment of dividends	—	(1,563)
Other	7	—

Net cash provided by financing activities	78,070	167

Increase (decrease) in cash and cash equivalents	61,613	(6,726)
Cash and cash equivalents, beginning of period	90,858	68,671

Cash and cash equivalents, end of period	$152,471	$61,945

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

Oil and Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $1.9 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $5.4 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. The Company capitalized interest of $0.4 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, related to properties not subject to amortization where significant activity occurred during the period. The Company capitalized interest of $1.0 million and $1.3 million during the nine months ended September 30, 2014 and 2013, respectively, related to properties not subject to amortization where significant activity occurred during the period.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $47.9 million and $45.8 million at September 30, 2014 and December 31, 2013, respectively. The Company believes that the unevaluated properties at September 30, 2014 will be substantially evaluated during the remainder of 2014, 2015 and 2016, and the costs will begin to be amortized at that time.

Each quarter, the Company reviews the carrying value of the capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, commodity prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period.

At September 30, 2014, the Company’s ceiling test computation resulted in a $0.4 million write-down and was based on the trailing 12-month average prices of $95.56 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $4.24 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. The Company’s ceiling test computation for the fourth quarter of 2013 resulted in a $59.1 million write-down and was based on the trailing 12-month average prices of $93.42 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.67 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials. The Company’s ceiling test computation for the third quarter of 2013 resulted in a $276.9 million write-down during that period and was based on the trailing 12-month average prices of $91.69 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.61 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials.

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

During the second quarter of 2014, the Company purchased working interests in 19 wells located onshore Texas that represented 0.5 MBOE of reserves from a related party for a net purchase price of $4.9 million. The Company obtained a reserve report from independent reserve engineers, which was used to help determine the purchase price. The purchase was approved by the Company’s Board of Directors. The Company considers pro-forma information related to the purchase of these reserves to be nominal.

During the second quarter of 2014, the Company entered into an agreement to purchase all of the issued and outstanding equity of Charter V, Inc. (“Charter V”) from the shareholders (the “Sellers”) of Charter V for a net purchase price of approximately $5.9 million. The aggregate consideration was based upon a Charter V reserve report from independent reserve engineers. The purchase was approved by the Company’s Board of Directors. Charter V held reserves totaling 0.4 MBOE. The Sellers consist of 46 individuals who were employees of the Company and Century Exploration New Orleans, Inc., a subsidiary of the Company, as of December 31, 2010. Among these individuals are Howard A. Settle, Chief Executive Officer and a Director of the Company, Jeff T. Craycraft, Chief Financial Officer, and Michael J. Willis, Senior Vice President and a Director of the Company. Prior to the transaction, Charter V was a consolidated variable interest entity (“VIE”) of the Company. The Company completed the purchase on July 2, 2014.

There are certain related parties that are joint interest and revenue partners in certain of the Company’s properties. See Note 9 for further information.

Derivative Activities

The Company’s revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and affect operating results. The Company engages in derivative activities that primarily include the use of floors, collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available.

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

Asset Retirement Obligations

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) guidance related to accounting for asset retirement obligations (“ARO”) and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company reassesses its ARO on a quarterly basis and recognizes necessary increases or decreases as changes in estimates in the respective quarter. The Company evaluates on a quarterly basis whether there are any indicators that suggest that the expected cash flows underlying the ARO liability have changed materially.

The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and are depreciated over the life of the applicable asset. Accretion of the discounted ARO is recognized as an increase in the carrying amount of the liability and as an expense in Depreciation, depletion and amortization in the accompanying condensed consolidated statements of operations.

The change in the Company’s asset retirement obligations is set forth below:

In thousands
Balance of ARO as of January 1, 2014	$43,227
Accretion expense	1,044
Additions	401
Settlement of ARO	(7,284)
Change in ARO estimates	6,704

Balance of ARO as of September 30, 2014	$44,092

The change in ARO estimates during the nine months ended September 30, 2014 was due to new information the Company received through quotes from third parties in regard to performing plugging and abandonment work on some of the Company’s properties located in Federal waters. ARO estimates also increased on certain previously existing platforms and facilities in state waters as a result of additional development.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2014 and December 31, 2013, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts (Level 2).

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

	Fair Value Measurements Using(1)
In Thousands	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting	Carrying Amount
September 30, 2014
Assets:
Commodity derivatives	$—	$2,389	$—	$2,389	$(2,145)	$244
Liabilities:
Commodity derivatives	—	(2,379)	—	(2,379)	2,145	(234)
December 31, 2013
Assets:
Commodity derivatives	$—	$3,735	$—	$3,735	$(2,194)	$1,541
Liabilities:
Commodity derivatives	—	(6,671)	—	(6,671)	2,194	(4,477)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even when the legal right of offset exists.

The fair market value of the Company’s derivative assets and liabilities and their locations on the accompanying condensed consolidated balance sheets are as follows:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	September 30, 2014	December 31, 2013
In thousands
Assets:
Fair value of commodity derivatives—current assets	$—	$—
Fair value of commodity derivatives—long-term assets	244	1,541

Total Assets	$244	$1,541

Liabilities:
Fair value of commodity derivatives—current liabilities	$(234)	$(4,467)
Fair value of commodity derivatives—long-term liabilities	—	(10)

Total Liabilities	$(234)	$(4,477)

At September 30, 2014, the fair value of the Company’s senior secured notes (the “Notes”) was estimated to be approximately $191.3 million, based on the prices the bonds have recently been quoted at in the market. This represents a Level 2 valuation as the market for the bonds is not considered to be active. As of September 30, 2014, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $250.6 million as of September 30, 2014.

At December 31, 2013, the fair value of the Notes was estimated to be approximately $259.1 million, based on a Level 2 valuation. As of December 31, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $251.0 million as of December 31, 2013. See Note 6, Debt for further information.

The carrying value of cash and cash equivalents, accounts receivable, revenues receivable, accounts payable, and revenues payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Term Loan Facility (as defined in Note 6) are at variable interest rates and accordingly their carrying amounts approximate fair value.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at September 30, 2014 and December 31, 2013 were $17.2 million and $25.0 million, respectively, all of which were due from companies in the oil and gas industry. Since all of the Company’s accounts receivable from purchasers and joint interest owners at September 30, 2014 and December 31, 2013 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of September 30, 2014 and December 31, 2013. Management obtains letters of credit from purchasers and continually evaluates the creditworthiness of its partners.

5. Commodity Derivative Instruments and Derivative Activities

In order to manage the variability in cash flows associated with the sale of its oil and gas production, the Company has developed a strategy to combine the use of floors, collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. As required by the Fifth Amended and Restated Credit Agreement (as defined in Note 6), the Company’s derivative counterparties are limited to our secured lenders, which helps to minimize any potential non-performance risk.

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

As of September 30, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2014, 2015 and 2016:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
October 2014—December 2014	Swap	61,333	$4.15
October 2014—December 2014	Swap	143,000	$3.91
October 2014—December 2014	Swap	297,329	$4.09
January 2015—December 2015	Swap	375,806	$4.01
October 2014—December 2014	Call—Sell	312,800	$5.00
October 2014—December 2014	Call—Buy	312,800	$4.50
January 2015—December 2015	Put—Sell	316,430	$3.50
January 2016—December 2016	Put—Buy	240,397	$4.00
January 2016—December 2016	Put—Sell	240,397	$3.50
January 2016—December 2016	Call—Sell	240,397	$4.73

As of September 30, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2014, 2015 and 2016:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
October 2014—December 2014	Swap	3,261	$92.90
October 2014—December 2014	Swap	27,077	$90.62
January 2015—December 2015	Swap	22,338	$89.44
January 2016—December 2016	Swap	15,335	$88.12

Additional information regarding the fair value of the Company’s derivatives can be referenced in Note 3, “Fair Value Measurements.”

Subsequent to September 30, 2014, the Company entered into the following commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2015 and 2016:

Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
January 2015—March 2015	Swap	212,973	$4.09
January 2016	Swap	81,354	$4.02
January 2016—March 2016	Swap	120,675	$4.10

6. Debt

Senior Secured Notes

On September 24, 2010, the Company completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under its previous credit facility and the remainder of the proceeds were used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

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

On April 11, 2013, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” collectively with the Original Notes and the Additional Notes, the “Notes”). The New Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. The New Additional Notes were sold at 103.0% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Company received net proceeds from the issuance and sale of the New Additional Notes of approximately $50.3 million, after underwriting fees and estimated offering expenses. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s previous credit facility and for general corporate purposes. On November 5, 2013, the Company closed an exchange offer registering all of the New Additional Notes.

The Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Term Loan Facility. The Notes and the guarantees are secured by a security interest in substantially all of our existing and future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Term Loan Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the Notes is subordinated and junior to liens securing our Term Loan Facility.

The Company is actively working with investment banking advisors to prepare for refinancing the Notes in 2015. In conjunction with these advisors, the Company has developed and is executing a robust drilling program. The Company has established a timetable in which a significant number of wells will be drilled and completed prior to the refinancing. The Company believes that the addition of these wells will increase production and reserves and will lead to future drilling opportunities in our core project areas.

Term Loan Facility

On September 12, 2014, the Company entered into a Fifth Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and the lenders party thereto (the “Fifth Amended and Restated Credit Agreement”). The Fifth Amended and Restated Credit Agreement provides the Company with an $85.0 million term loan facility (the “Term Loan Facility”) which is secured by a first lien on substantially all of the Company’s real and personal property. As of September 30, 2014, $85.0 million was outstanding under the Term Loan Facility. The maturity date for the Term Loan Facility is the earlier of September 12, 2016 or 91 days prior to the maturity date of the Senior Secured Notes. The annual interest rate on the Term Loan Facility is 6.5%, plus the greater of the LIBOR rate for the interest period or 1%. At September 30, 2014, the interest rate was 7.5%. Interest is payable quarterly on September 30, December 31, March 31, and June 30 of each year, which commenced on September 30, 2014.

The proceeds of the term loan incurred under the Fifth Amended and Restated Credit Agreement were or will be used to (a) repay all expenses, fees or indemnitees outstanding under the Fourth Amended and Restated Credit Agreement dated as of November 29, 2011, (b) finance capital expenditures associated with the Company’s oil and gas properties, (c) provide working capital for the Company’s operations and (d) pay transaction fees and expenses incurred in connection with the transactions contemplated by the Fifth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement contains customary restrictions on, among other things the Company’s ability to incur debt, grant liens on their property, make dispositions or investments, enter into mergers or issue new securities, make distributions, enter into affiliate transactions, enter into hedging contracts, amend their organizational documents and create new subsidiaries. In addition, the Fifth Amended and Restated Credit Agreement requires the Company to maintain the following financial covenants as defined in the agreement: (i) a minimum Current Ratio of 1.0:1.0 as of the end of each fiscal quarter, (ii) a maximum First Lien Leverage Ratio of 2.0:1.0 as of the end of each fiscal quarter for the four immediately preceding fiscal quarters and (iii) a minimum PDP Asset Coverage Ratio of 1.0:1.0 as of January 1, 2015 and 1.1:1.0 as of April 1, 2015, July 1, 2015, January 1, 2016 and July 1, 2016. As of September 30, 2014, the Company was in compliance with all of these debt covenants.

Promissory Note

The Company has a promissory note related to the construction of the Houston office building. The balance was approximately $2.5 million at September 30, 2014 and $2.6 million at December 31, 2013. The note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this promissory note.

Finance Agreement

During May 2014, the Company entered into an agreement to finance the premiums for its annual insurance policies. At September 30, 2014, $2.5 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.4 million until April 1, 2015. There are no covenant requirements under this agreement.

7. Income Taxes

Income tax benefit for the three months ended September 30, 2014 was $3.1 million or an effective tax rate of 163.0% compared to an income tax benefit of $109.2 million or an effective tax rate of 37.1% for the three months ended September 30, 2013. Income tax benefit for the nine months ended September 30, 2014 was $7.0 million or an effective tax rate of 33.3% compared to an income tax benefit of $109.3 million or an effective tax rate of 37.1% for the nine months ended September 30, 2013. The Company’s effective income tax rates for the three and nine months ended September 30, 2014 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes, percentage depletion in excess of cost basis, valuation allowance against deferred tax assets and certain other permanent differences. The Company’s effective income tax rates for the three and nine months ended September 30, 2013 differed from the federal statutory rate of 35.0% primarily because of state and local income taxes and percentage depletion in excess of cost basis.

8. Shareholders’ Equity

During the nine months ended September 30, 2014, no dividends were paid. During the nine months ended September 30, 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013.

9. Related-Party Transactions

There are certain related parties that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of $10,000 and $1.1 million at September 30, 2014 and December 31, 2013, respectively, are included in Accounts receivable on the Company’s condensed consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $95,000 and $2.0 million at September 30, 2014 and December 31, 2013, respectively, are included in Revenues payable on the Company’s condensed consolidated balance sheets and represent revenue owner payables.

During the second quarter of 2014, the Company purchased working interests in 19 wells located onshore Texas that represented 0.5 MBOE of reserves from a related party entity for $4.9 million. The Company obtained a reserve report from independent reserve engineers, which was used to help determine the purchase price. The purchase was approved by the Company’s Board of Directors.

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

The following tables present condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, condensed consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At September 30, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIE	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$751	$151,720	$—	$—	$152,471
Receivables, net	1,109	20,367	—	(3,128)	18,348
Deferred tax asset—current	—	3,487	—	—	3,487
Commodity derivatives—current portion	—	—	—	—	—
Prepaids and other current assets	4,316	5,576	—	—	9,892

Total current assets	6,176	181,150	—	(3,128)	184,198

Net oil and gas properties	—	280,355	2,998	—	283,353

Total other assets	302,241	807	—	(296,145)	6,903

Total assets	$308,417	$462,312	$2,998	$(299,273)	$474,454

Liabilities and equity
Current liabilities:
Payables and accrued liabilities	$17,060	$33,335	$3,128	$(3,128)	$50,395
Advances from joint interest partners	—	436	—	—	436
Commodity derivatives—current portion	—	234	—	—	234
Asset retirement obligations—current portion	—	13,563	—	—	13,563
Debt—current portion	142	86,656	—	—	86,798

Total current liabilities	17,202	134,224	3,128	(3,128)	151,426

Other liabilities:
Commodity derivatives	—	—	—	—	—
Asset retirement obligations	—	30,529	—	—	30,529
Long-term debt	2,331	—	—	—	2,331
Senior secured notes	250,593	—	—	—	250,593
Deferred income taxes	5,198	1,414	533	—	7,145
Other long-term liabilities	221	—	—	—	221

Total other liabilities	258,343	31,943	533	—	290,819
Total liabilities	275,545	166,167	3,661	(3,128)	442,245

Equity attributable to RAAM Global shareholders	32,872	296,145	—	(296,145)	32,872
Noncontrolling interest	—	—	(663)	—	(663)

Total equity	32,872	296,145	(663)	(296,145)	32,209

Total liabilities and equity	$308,417	$462,312	$2,998	$(299,273)	$474,454

Condensed Consolidating Balance Sheets

At December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$90,225	$5	$—	$90,858
Receivables, net	507	33,124	823	(8,958)	25,496
Deferred tax asset—current	—	3,938	—	—	3,938
Prepaids and other current assets	2,561	5,898	—	—	8,459

Total current assets	3,696	133,185	828	(8,958)	128,751

Net oil and gas properties	4,112	271,459	11,547	—	287,118

Total other assets	309,899	1,966	—	(301,122)	10,743

Total assets	$317,707	$406,610	$12,375	$(310,080)	$426,612

Liabilities and equity
Current liabilities:
Payables and accrued liabilities	$11,200	$43,127	$8,234	$(8,958)	$53,603
Advances from joint interest partners	—	4,852	—	—	4,852
Commodity derivatives—current portion	—	4,467	—	—	4,467
Asset retirement obligations—current portion	—	14,089	—	—	14,089
Debt—current portion	147	2,479	—	—	2,626

Total current liabilities	11,347	69,014	8,234	(8,958)	79,637
Other liabilities:
Commodity derivatives	—	10	—	—	10
Asset retirement obligations	—	28,941	197	—	29,138
Long-term debt	2,448	—	—	—	2,448
Senior secured notes	251,037	—	—	—	251,037
Deferred income taxes	5,198	7,523	1,457	—	14,178
Other long-term liabilities	149	—	—	—	149

Total other liabilities	258,832	36,474	1,654	—	296,960
Total liabilities	270,179	105,488	9,888	(8,958)	376,597
Equity attributable to RAAM Global shareholders	47,528	301,122	—	(301,122)	47,528
Noncontrolling interest	—	—	2,487	—	2,487

Total equity	47,528	301,122	2,487	(301,122)	50,015

Total liabilities and equity	$317,707	$406,610	$12,375	$(310,080)	$426,612

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Eliminations	Consolidated
Revenues:
Gas sales	$—	$14,035	$—	$14,035
Oil sales	—	16,565	—	16,565
Gains on derivatives, net	—	4,631	—	4,631

Total revenues	—	35,231	—	35,231
Costs and expenses:
Production and delivery costs	—	6,574	—	6,574
Production taxes	—	1,827	—	1,827
Workover costs	—	16	—	16
Depreciation, depletion and amortization	77	16,959	—	17,036
General and administrative expenses	1,475	1,277	—	2,752

Total operating expense	1,552	26,653	—	28,205

Income (loss) from operations	(1,552)	8,578	—	7,026
Other income (expenses):
Interest expense, net	(8,015)	(563)	—	(8,578)
Income from equity investment in subsidiaries	10,371	—	(10,371)	—
Other, net	—	(335)	—	(335)

Total other income (expenses)	2,356	(898)	(10,371)	(8,913)

Income (loss) before taxes	804	7,680	(10,371)	(1,887)
Income tax benefit	(386)	(2,691)	—	(3,077)

Net income (loss) including noncontrolling interest	$1,190	$10,371	$(10,371)	1,190

Net income attributable to noncontrolling interest (net of tax)	—	—	—	—

Net income (loss) attributable to RAAM Global	$1,190	$10,371	$(10,371)	$1,190

The non-guarantor VIE had no activity for the three months ended September 30, 2014.

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$14,435	$833	$—	$15,268
Oil sales	—	23,883	914	—	24,797
Losses on derivatives, net	—	(1,729)	—	—	(1,729)

Total revenues	—	36,589	1,747	—	38,336
Costs and expenses:
Production and delivery costs	—	7,143	110	—	7,253
Production taxes	—	1,912	80	—	1,992
Workover costs	—	1,128	23	—	1,151
Depreciation, depletion and amortization	197	308,722	1,171	—	310,090
General and administrative expenses	2,550	2,044	—	—	4,594

Total operating expense	2,747	320,949	1,384	—	325,080

Income (loss) from operations	(2,747)	(284,360)	363	—	(286,744)
Other income (expenses):
Interest expense, net	(7,779)	(34)	—	—	(7,813)
Income from equity investment in subsidiaries	(180,487)	—	—	180,487	—
Other, net	—	(5)	—	—	(5)

Total other income (expenses)	(188,266)	(39)	—	180,487	(7,818)

Income (loss) before taxes	(191,013)	(284,399)	363	180,487	(294,562)
Income tax (benefit) provision	(5,692)	(103,688)	139	—	(109,241)

Net income (loss) including noncontrolling interest	$(185,321)	$(180,711)	$224	$180,487	$(185,321)

Net income attributable to noncontrolling interest (net of tax)	224	—	—	—	224

Net income (loss) attributable to RAAM Global	$(185,545)	$(180,711)	$224	$180,487	$(185,545)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$46,822	$1,647	$—	$48,469
Oil sales	—	54,202	1,133	—	55,335
Losses on derivatives, net	—	(4,009)	—	—	(4,009)

Total revenues	—	97,015	2,780	—	99,795
Costs and expenses:
Production and delivery costs	—	20,066	174	—	20,240
Production taxes	—	5,819	172	—	5,991
Workover costs	—	2,131	—	—	2,131
Depreciation, depletion and amortization	257	57,264	1,420	—	58,941
General and administrative expenses	5,877	3,303	8	—	9,188

Total operating expense	6,134	88,583	1,774	—	96,491

Income (loss) from operations	(6,134)	8,432	1,006	—	3,304
Other income (expenses):
Interest expense, net	(23,954)	(613)	—	—	(24,567)
Loss from equity investment	—	—	—	—	—
Loss on disposals of inventory	—	—	—	—	—
Income from equity investment in subsidiaries	14,730	—	—	(14,730)	—
Other, net	308	79	—	—	387

Total other income (expenses)	(8,916)	(534)	—	(14,730)	(24,180)

Income (loss) before taxes	(15,050)	7,898	1,006	(14,730)	(20,876)
Income tax (benefit) provision	(381)	(6,832)	260	—	(6,953)

Net income (loss) including noncontrolling interest	$(14,669)	$14,730	$746	$(14,730)	(13,923)

Net income attributable to noncontrolling interest (net of tax)	—	—	746	—	746

Net income (loss) attributable to RAAM Global	$(14,669)	$14,730	$—	$(14,730)	$(14,669)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$45,383	$2,377	$—	$47,760
Oil sales	—	71,832	2,756	—	74,588
Losses on derivatives, net	—	(2,204)	—	—	(2,204)

Total revenues	—	115,011	5,133	—	120,144
Costs and expenses:
Production and delivery costs	—	22,853	339	—	23,192
Production taxes	—	5,688	214	—	5,902
Workover costs	—	2,579	30	—	2,609
Depreciation, depletion and amortization	558	343,052	2,661	—	346,271
General and administrative expenses	6,482	7,737	4	—	14,223

Total operating expense	7,040	381,909	3,248	—	392,197

Income (loss) from operations	(7,040)	(266,898)	1,885	—	(272,053)
Other income (expenses):
Interest expense, net	(21,819)	(543)	—	—	(22,362)
Income from equity investment in subsidiaries	(161,944)	—	—	161,944	—
Other, net	(150)	(2)	—	—	(152)

Total other income (expenses)	(183,913)	(545)	—	161,944	(22,514)

Income (loss) before taxes	(190,953)	(267,443)	1,885	161,944	(294,567)
Income tax (benefit) provision	(5,653)	(104,325)	711	—	(109,267)

Net income (loss) including noncontrolling interest	$(185,300)	$(163,118)	$1,174	$161,944	$(185,300)

Net income attributable to noncontrolling interest (net of tax)	1,174	—	—	—	1,174

Net income (loss) attributable to RAAM Global	$(186,474)	$(163,118)	$1,174	$161,944	$(186,474)

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,301)	$69,096	$2,409	$(14,730)	$41,474
Investing activities
Change in investments between affiliates	20,893	(33,880)	(1,743)	14,730	—
Change in advances from joint interest partners	—	(4,417)	—	—	(4,417)
Additions to oil and gas properties and equipment	(5)	(48,423)	(671)	—	(49,099)
Purchase of reserves in place	—	(4,921)	—	—	(4,921)
Proceeds from net sales of oil and gas properties	—	506	—	—	506

Net cash provided by (used in) investing activities	20,888	(91,135)	(2,414)	14,730	(57,931)
Financing activities
Proceeds from borrowings	—	88,678	—	—	88,678
Payments on borrowings	(122)	(4,500)	—	—	(4,622)
Deferred loan costs	(2,070)	(651)	—	—	(2,721)
Purchase of noncontrolling interest	(3,272)	—	—	—	(3,272)
Other	—	7	—	—	7

Net cash provided by (used in) financing activities	(5,464)	83,534	—	—	78,070

Increase (decrease) in cash and cash equivalents	123	61,495	(5)	—	61,613
Cash and cash equivalents, beginning of period	628	90,225	5	—	90,858

Cash and cash equivalents, end of period	$751	$151,720	$—	$—	$152,471

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(172,141)	$72,777	$4,566	$161,944	$67,146
Investing activities
Change in investments between affiliates	133,583	31,495	(3,134)	(161,944)	—
Change in advances from joint interest partners	—	6,676	—	—	6,676
Additions to oil and gas properties and equipment	(2,362)	(94,237)	(1,436)	—	(98,035)
Proceeds from net sales of oil and gas properties	—	17,320	—	—	17,320

Net cash provided by (used in) investing activities	131,221	(38,746)	(4,570)	(161,944)	(74,039)
Financing activities
Proceeds from borrowings	—	6,757	—	—	6,757
Payments on borrowings	(102)	(54,885)	—	—	(54,987)
Issuance of 12.5% Senior Secured Notes due 2015	51,500	—	—	—	51,500
Payments of deferred bond costs	(1,540)	—	—	—	(1,540)
Payment of dividends	(1,563)	—	—	—	(1,563)

Net cash provided by (used in) financing activities	48,295	(48,128)	—	—	167

Increase (decrease) in cash and cash equivalents	7,375	(14,097)	(4)	—	(6,726)
Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$7,889	$54,051	$5	$—	$61,945

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

We are currently focused on evaluating and developing our asset base, optimizing our acreage positions and evaluating potential acquisitions, with an emphasis on the development of our conventional plays and also on the development and acquisition of unconventional plays. We are currently seeking partners for joint venture or farm-out arrangements for certain assets located in the Yegua and Cook Mountain region and the Mid-Continent region. We were successful in obtaining a farm-out partner in our Breton Sound area. We are currently developing and executing an active drilling program in our four core areas: Shallow Waters (Breton Sound and Palmetto), Federal Waters of the Gulf of Mexico, Texas Yegua Trend and the California Stevens play.

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

Recent Developments

During the third quarter of 2014, the Company successfully entered into the Fifth Amended and Restated Credit Agreement, which provides the Company with an $85.0 million term loan facility. After completing this new financing arrangement, the Company launched an active drilling program. The Company believes the wells selected for this program have the best chance of proving up new reserves, increasing cash flow, and establishing future drilling opportunities.

Shallow Waters—Breton Sound. During September 2014, the first successful farm-out well was brought online. As of November 10, 2014, this well was producing at a rate of 10.5 million cubic feet per day and 621 barrels of condensate per day. The Company has a 22.4% Net Revenue Interest in this well. Another farm-out well is scheduled to be spud in late November 2014. The Company has completed its proprietary 3-D survey over another prospect area in this field. The Company maintains a 100% working interest in this area and expects to spud the prospect in December 2014. The Breton Sound field has several additional locations to be drilled.

Shallow Waters—Palmetto. The Company has opened a new area of exploration in the State Waters of Louisiana. The Company has 3,173 acres under lease. The first Palmetto well was spud on October 25, 2014, and is currently drilling. There could be as many as four additional locations to be drilled in the Palmetto lease based on the success of the initial well.

Offshore Federal Waters of the Gulf of Mexico. The Company is in the process of permitting a well to be drilled off its currently producing platform in Ship Shoal Block 150 in the Gulf of Mexico. The well is scheduled to be spud in November and estimated to reach total depth in January 2015.

Texas Yegua Trend. On November 3, 2014, the Company brought a new well online in the Texas Yegua Trend. As of November 10, 2014, the well was producing 2.3 million cubic feet per day and 87 barrels of condensate. The Company has a 48.1% Net Revenue Interest in this well. On November 5, 2014, the Company mobilized a rig to drill another prospect in the Texas Yegua Trend. It is estimated that the well will be drilled and logged prior to December 31, 2014.

California Stevens Play. In October 2014, the first California Stevens well was drilled and successfully completed and placed into production. As of November 10, 2014, the well was producing 280 barrels of oil per day. The Company has a 79.7% Net Revenue Interest in this well. On September 22, 2014, the Company spud the second California Stevens well and is currently drilling this well. The well is expected to reach total depth and be logged prior to December 31, 2014. The Company believes the California Stevens play has as many as ten to fifteen additional locations to be drilled based on the success of the second well which is currently being drilled.

In summary, the Company has drilled or participated in three successful wells which are currently online and producing: a Breton Sound farm-out well, a Texas Yegua Trend well, and a California Stevens well. The Company currently has two wells drilling: a Palmetto well in the State waters of Louisiana and a California Stevens well. The Company expects to have three additional wells spud in November 2014: a Breton Sound farm-out well, a Texas Yegua Trend well, and a Ship Shoal 150 well in the Federal Waters of the Gulf of Mexico. In addition, the Company expects to spud a 100% Company-owned prospect in the Breton Sound field in December 2014.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA (as defined below). The following table contains financial and operational data for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average daily production:
Oil (Bbl per day)	1,827	2,349	2,006	2,489
Natural gas (Mcf per day)	32,942	41,033	35,071	41,717
Oil equivalents (Boe per day)	7,318	9,188	7,851	9,442

Average prices: (1)
Oil ($/Bbl)	$98.53	$114.73	$101.05	$109.77
Natural gas ($/Mcf)	$4.63	$4.04	$5.06	$4.19
Oil equivalents ($/Boe)	$45.45	$47.40	$48.43	$47.47

Production and delivery costs ($/Boe)	$9.76	$8.58	$9.44	$9.00
General and administrative expenses ($/Boe)	$4.09	$5.43	$4.29	$5.52
Net income (loss) attributable to RAAM Global (in thousands)	$1,190	$(185,545)	$(14,669)	$(186,474)
Adjusted EBITDA (2) (in thousands)	$17,558	$23,876	$59,018	$74,652

(1)	Average prices presented do not give effect to our derivative activities or the monetization of oil derivatives during February 2013 or the monetization of oil and gas derivatives during June, July and September 2014. Please see Item 1, Note 5, “Commodity Derivative Instruments and Derivative Activities” for a discussion of our derivative activities.
(2)	Adjusted EBITDA as used herein represents net income before net losses (gains) on derivatives, net of cash settlements received or paid, interest expense, income taxes, depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP, the most comparable U.S. GAAP measure, to Adjusted EBITDA for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
In thousands
Net income (loss) attributable to RAAM Global	$1,190	$(185,545)	$(14,669)	$(186,474)
Net (gains) losses on derivatives, net of cash settlements received or paid	(6,197)	721	(2,946)	1,684
Interest expense	8,606	7,851	24,645	22,438
Depreciation, depletion and amortization	17,036	310,090	58,941	346,271
Income taxes	(3,077)	(109,241)	(6,953)	(109,267)

Adjusted EBITDA	$17,558	$23,876	$59,018	$74,652

Results of Operations

The following table sets forth the unaudited results of operations for the three and nine month periods ended September 30, 2014 and 2013 in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gas sales	$14,035	$15,268	$48,469	$47,760
Oil sales	16,565	24,797	55,335	74,588
Gains (losses) on derivatives, net	4,631	(1,729)	(4,009)	(2,204)

Total revenues	35,231	38,336	99,795	120,144
Costs and expenses:
Production and delivery costs	6,574	7,253	20,240	23,192
Production taxes	1,827	1,992	5,991	5,902
Workover costs	16	1,151	2,131	2,609
Depreciation, depletion and amortization	17,036	310,090	58,941	346,271
General and administrative expenses	2,752	4,594	9,188	14,223

Total operating expense	28,205	325,080	96,491	392,197

Income (loss) from operations	7,026	(286,744)	3,304	(272,053)
Other income (expenses):
Interest expense, net	(8,578)	(7,813)	(24,567)	(22,362)
Other, net	(335)	(5)	387	(152)

Total other income (expenses)	(8,913)	(7,818)	(24,180)	(22,514)

Loss before taxes	(1,887)	(294,562)	(20,876)	(294,567)
Income tax benefit	(3,077)	(109,241)	(6,953)	(109,267)

Net income (loss) including noncontrolling interest	$1,190	$(185,321)	$(13,923)	$(185,300)

Net income attributable to noncontrolling interest (net of tax)	—	224	746	1,174

Net income (loss) attributable to RAAM Global	$1,190	$(185,545)	$(14,669)	$(186,474)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Oil and natural gas production. Oil and natural gas production for the three months ended September 30, 2014 decreased to 0.7 MMBoe from 0.8 MMBoe for the three months ended September 30, 2013. During the three months ended September 30, 2014, natural gas production decreased 20% and oil production decreased 22%, resulting in a 20% decrease in Boe production as compared to the three months ended September 30, 2013. Oil and natural gas production decreased because the Company was engaged in limited drilling activity and production from new wells in both the shallow waters of Louisiana and onshore Texas did not offset normal production declines from our mature wells.

Total revenues. Total revenues for the three months ended September 30, 2014 decreased to $35.2 million from $38.3 million for the three months ended September 30, 2013. Natural gas revenues (exclusive of derivatives) decreased $1.2 million or 8% due to lower production even though natural gas prices were higher for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Natural gas prices increased by 15% period over period, to an average price of $4.63 for the three months ended September 30, 2014 from an average natural gas price of $4.04 for the three months ended September 30, 2013.

Oil revenues (exclusive of derivatives) decreased $8.2 million or 33%, as compared to the prior year period due to lower oil volumes and lower oil prices. The average oil price of $98.53 for the three months ended September 30, 2014 represented a 14% decrease from the average oil price of $114.73 for the three months ended September 30, 2013.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the three months ended September 30, 2014 decreased to $6.6 million from $7.3 million for the same period in 2013. Production and delivery costs per Boe increased to $9.76 per Boe for the three months ended September 30, 2014 from $8.58 per Boe for the same period in 2013 primarily as a result of lower production volumes during the third quarter of 2014. In the third quarter of 2014 the Company experienced lower insurance, lift boat, and boat transportation costs than those during the same period in 2013.

Production taxes. Production taxes were $1.8 million for the three months ended September 30, 2014, and $2.0 million for the comparable period in 2013. The Company pays production taxes to state governments at rates specified by geographic location and commodity. Production taxes on natural gas increased by $0.1 million due to higher natural gas prices for the three months ended September 30, 2014 while production taxes on oil decreased by $0.3 million due to lower oil prices for the three months ended September 30, 2014.

Workover costs. Workover costs for the three months ended September 30, 2014 decreased to $16,000 from $1.2 million for the same period in 2013. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to less mechanical needs during the third quarter of 2014, the Company performed less workovers in that period than were necessary during the same period in 2013.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2014 decreased to $17.0 million from $310.1 million for the three months ended September 30, 2013. Excluding the effects of the ceiling test write-down in each period depreciation, depletion and amortization for the three months ended September 30, 2014 decreased to $24.78 per Boe down from $39.25 per Boe for the three months ended September 30, 2013. The decrease in depreciation, depletion and amortization was primarily due to a $276.9 million ceiling test write-down to eliminate the proved reserves in the Ewing Bank 920 Project during the third quarter of 2013, as compared to a $0.4 million ceiling test write-down in the third quarter of 2014. At September 30, 2014, the Company also had a significantly lower cost basis to deplete than at September 30, 2013 resulting in less depletion in the third quarter of 2014.

General and administrative expenses. General and administrative expenses decreased to $2.8 million for the three months ended September 30, 2014 from $4.6 million for the three months ended September 30, 2013. The decrease in general and administrative expenses was mainly due to lower consultant compensation and data processing costs during the third quarter of 2014 as compared to the same period of 2013.

Interest expense, net. Net interest expense increased to $8.6 million for the three months ended September 30, 2014, from $7.8 million for the three months ended September 30, 2013 because of higher average debt balances. Debt balances averaged $266.6 million and $250.0 million during the three months ended September 30, 2014 and 2013, respectively. Effective annual interest rates averaged 12.2% and 12.5% during the three months ended September 30, 2014 and 2013, respectively. In both the third quarter of 2014 and 2013, the Company had $250.0 million of senior secured notes outstanding with a 12.5% interest rate. On September 12, 2014, the Company borrowed $85.0 million under its Term Loan Facility. At September 30, 2014 the effective interest rate was 7.5% on the Term Loan Facility. For additional information on the Term Loan Facility, see the “-Financing Facilities” below.

Income tax benefit. For the three months ended September 30, 2014, the Company recorded an income tax benefit of $3.1 million as compared to income tax benefit of $109.2 million for the three months ended September 30, 2013. Income tax benefits recognized were the result of effective tax rate calculations of approximately 163.0% at September 30, 2014 and approximately 37.1% at September 30, 2013. The difference in the rates for the third quarters of 2014 and 2013 is primarily due to the recording of a valuation allowance against deferred tax assets in 2014. The valuation allowance is recorded based on our current assessment that it is more likely than not that certain of our deferred tax assets will not be realized in the foreseeable future.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Oil and natural gas production. Oil and natural gas production for the nine months ended September 30, 2014 decreased to 2.1 MMBoe from 2.6 MMBoe for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, natural gas production decreased 16% and oil production decreased 19%, resulting in a 17% decrease in Boe production as compared to the nine months ended September 30, 2013. Wells drilled during the last 12 months have predominantly been replacement wells for the wells that failed due to a formation collapse that led to the shearing of the casing in several of our Texas wells. The additional well drilled in the shallow waters offshore did not offset production declines from the more mature wells located in that area and in federal waters.

Total revenues. Total revenues for the nine months ended September 30, 2014 decreased to $99.8 million from $120.1 million for the nine months ended September 30, 2013. Natural gas revenues (exclusive of derivatives) increased $0.7 million or 1% due to higher natural gas prices offsetting lower natural gas production for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Natural gas prices increased by 21% period over period, to an average price of $5.06 for the nine months ended September 30, 2014 from an average natural gas price of $4.19 for the nine months ended September 30, 2013.

Oil revenues (exclusive of derivatives) decreased $19.3 million or 26%, as compared to the prior year period due to lower oil volumes and lower oil prices. The average oil price of $101.05 for the nine months ended September 30, 2014 represented an 8% decrease from the average oil price of $109.77 for the nine months ended September 30, 2013.

Operating costs and expenses

Production and delivery costs. Production and delivery costs for the nine months ended September 30, 2014 decreased to $20.2 million from $23.2 million for the same period in 2013. Production and delivery costs per Boe increased to $9.44 per Boe for the nine months ended September 30, 2014 from $9.00 per Boe for the same period in 2013 primarily as a result of decreased oil and natural gas production described above in the first nine months of 2014. During 2014 the Company also experienced lower contract pumping services, insurance, lift boat and labor costs than those during the same period in 2013.

Production taxes. Production taxes were $6.0 million for the nine months ended September 30, 2014, and $5.9 million for the comparable period in 2013. The Company pays production taxes to state governments at rates specified by geographic location and commodity. Production taxes on gas increased by $0.5 million due to higher natural gas prices for the nine months ended September 30, 2014 while production taxes on oil decreased by $0.4 million due to lower oil prices for the nine months ended September 30, 2014.

Workover costs. Workover costs for the nine months ended September 30, 2014 decreased to $2.1 million from $2.6 million for the same period in 2013. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Due to fewer mechanical needs during the first nine months of 2014, the Company performed fewer workovers in that period than were necessary during the same period in 2013. Also, workover projects performed during the first nine months of 2014 had lower equipment rental, lift boat and transportation costs than those performed during the same period of 2013.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2014 decreased to $58.9 million from $346.3 million for the nine months ended September 30, 2013. Excluding the effects of the ceiling test write-down in each period depreciation, depletion and amortization for the nine months ended September 30, 2014 decreased to $24.84 per Boe down from $26.91 per Boe for the nine months ended September 30, 2013. The decrease in depreciation, depletion and amortization was primarily due to a $276.9 million ceiling test write-down to eliminate the proved reserves in the Ewing Bank 920 Project during the third quarter of 2013. The Company had ceiling test write-downs of $0.4 million in the third quarter of 2014 and $5.3 million in the second quarter of 2014. The depletion rates for the first three quarters of 2014 were higher than the depletion rates for the same periods in 2013 due to lower future gross revenues at March 31, 2014, June 30, 2014 and September 30, 2014 resulting from the effects of the downward revisions to eliminate the Ewing Banks 920 Project proved undeveloped reserves during the third quarter of 2013.

General and administrative expenses. General and administrative expenses decreased to $9.2 million for the nine months ended September 30, 2014 from $14.2 million for the nine months ended September 30, 2013. The decrease in general and administrative expenses was mainly due to lower consultant compensation, data processing and repairs and maintenance costs during the first nine months of 2014 as compared to the same period of 2013.

Interest expense, net. Net interest expense increased to $24.6 million for the nine months ended September 30, 2014, from $22.4 million for the nine months ended September 30, 2013 because of higher average debt balances and higher average interest rates. Debt balances averaged $255.6 million and $250.0 million during the nine months ended September 30, 2014 and 2013, respectively. Effective annual interest rates averaged 12.4% and 11.7% during the nine months ended September 30, 2014 and 2013, respectively. In the first nine months of 2014, the Company had $250.0 million of senior secured notes outstanding with a 12.5% interest rate. On September 12, 2014, the Company also borrowed $85.0 million under its Term Loan Facility. At September 30, 2014 the effective interest rate was 7.5% on the Term Loan Facility. For additional information on the Term Loan Facility, see the “-Financing Facilities” below.

Income tax benefit. For the nine months ended September 30, 2014, the Company recorded an income tax benefit of $7.0 million as compared to an income tax benefit of $109.3 million for the nine months ended September 30, 2013. Income tax benefits recognized were the result of effective tax rate calculations of approximately 33.3% at September 30, 2014 and approximately 37.1% at September 30, 2013. The difference in the rates for the first nine months of 2014 and 2013 is primarily due to the recording of a valuation allowance against deferred tax assets in 2014. The valuation allowance is recorded based on our current assessment that it is more likely than not that certain of our deferred tax assets will not be realized in the foreseeable future.

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

Capital Expenditures

The Company spent approximately $54 million on capital expenditures during the first nine months of 2014. After obtaining new funding from the Term Loan Facility discussed later in this section, we have increased our capital budget for 2014 to $124 million, which is an approximate $60 million increase over earlier plans. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Our total 2014 capital expenditure budget is now approximately $124 million, of which approximately $54 million was expended in the first nine months of 2014. The Company expects the remaining capital budget of $70 million to consist of:

•	$5 million for geological and geophysical costs, including leasing;

•	$32 million for Louisiana state water drilling and development;

•	$8 million for Offshore Federal water drilling and development;

•	$12 million for Onshore conventional and development; and

•	$13 million for California drilling and development.

In addition to the capital expenditure budget presented above, the Company also expects to incur approximately $5 million of costs for plugging and abandonment activities during the fourth quarter of 2014. Asset retirement obligations expected to be settled over the next 12 months are classified as a current liability in the accompanying condensed consolidated balance sheet.

While we have budgeted $70 million for capital expenditures and $5 million for plugging and abandonment activities for the remainder of 2014, the ultimate amount of capital we will expend for the remainder of the year may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. Through the first nine months of 2014, our 2014 capital budget was funded by existing cash and cash flows from operations. For the remainder of 2014, our capital budget will be funded by existing cash and cash flow from operations.

Under certain of the Company’s leasing agreements, there are requirements to obtain surety bonds for the performance of abandonment activities when certain criteria are met. The Company is now required by the Bureau of Ocean Energy Management (“BOEM”) to obtain these surety bonds. On November 5, 2014, the Company entered into an escrow agreement to fund a portion of the ARO of the Company. The Company transferred approximately $10 million into the escrow account for plugging and abandonment work. This will be accounted for as restricted cash.

Consolidated Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
In thousands
Net cash provided by operating activities	$41,474	$67,146
Net cash used in investing activities	(57,931)	(74,039)
Net cash provided by financing activities	78,070	167

Net increase (decrease) in cash and cash equivalents	$61,613	$(6,726)

Cash flows provided by operating activities

Operating activities provided cash totaling $41.5 million during the nine months ended September 30, 2014 as compared to cash provided by operating activities of $67.1 million during the nine months ended September 30, 2013. The decrease in operating cash flows during the nine months ended September 30, 2014 was primarily due to the net loss recorded for the period, the increase in accounts and revenues receivable and the increase in settlements of asset retirement obligations.

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

Cash flows used in investing activities

Investing activities used cash totaling $57.9 million during the nine months ended September 30, 2014 as compared to cash used in investing activities of $74.0 million during the same period in 2013. Cash used in investing activities during the nine months ended September 30, 2014 decreased as compared to the same period of 2013 primarily because of decreased drilling onshore Texas as well as the joint venture arrangement for drilling in shallow state waters under which the Company has minor working interests for the drilling phases of projects. Also, proceeds from asset sales occurring in the first nine months of 2014 and 2013 generated $0.5 million and $17.3 million, respectively, of additional cash which offset capital expenditures during the periods.

Our capital expenditures for drilling, development and acquisition costs during the nine month periods ended September 30, 2014 and 2013 are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2014	2013
Project Area
Federal	$4,805	$8,377
Shallow State Waters	10,998	37,019
Onshore Texas, Louisiana and Mississippi	24,431	36,425
California, Oklahoma and Mid-Continent	13,786	16,214

Total	$54,020	$98,035

Cash flows provided by financing activities

Financing activities provided cash totaling $78.1 million during the nine months ended September 30, 2014 as compared to cash provided by financing activities of $0.2 million during the same period in 2013. Cash flows provided by financing activities during the first nine months of 2014 consisted of $84.2 million of financing (net of original issue discount) obtained pursuant to a new credit agreement, $4.5 million of borrowings for our insurance premium financing, offset partially by payments of $4.6 million on borrowings and $2.7 million of deferred loan costs on the new financing. Cash flows provided by financing activities during the first nine months of 2013 consisted primarily of a $51.5 million issuance of New Additional Notes and $6.8 million in borrowings for our insurance premium financing offset by payments of $55.0 million on our revolving credit facility and other borrowings, $1.5 million of deferred bond costs and $1.6 million for shareholder dividends.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company had no off-balance sheet arrangements or guarantees of third party obligations. The Company has no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

While the use of these derivative arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of derivative transactions may involve basis risk. The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. As required by our Fifth Amended and Restated Credit Agreement, our derivative counterparties are limited to our secured lenders, which helps to minimize any potential non-performance risk. All of our derivative transactions are settled based upon reported settlement prices on the NYMEX.

At September 30, 2014, on a Boe basis, commodity derivative instruments were in place covering approximately 50% of our projected oil and natural gas sales for 2014, approximately 43% of our projected oil and natural gas sales for 2015 and approximately 36% of our projected oil and natural gas sales for 2016. Approximately 49% of the our 2014 natural gas production, approximately 41% of our 2015 natural gas production, approximately 36% of our 2016 natural gas production, approximately 53% of our 2014 oil production, approximately 50% of our 2015 oil production, and approximately 37% of our 2016 oil production will yield minimum prices under the contracts as discussed in Item 1, Note 5, “Commodity Derivative Instruments and Derivative Activities.” Future oil and natural gas sales prices on other production will fluctuate according to market conditions.

As of September 30, 2014, the Company had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in Bbls/Mo	Weighted Average Strike Price
Period
2014(1)	30,338	$90.86
2015	22,338	$89.44
2016	15,335	$88.12

(1)	Average volume is calculated for the remainder of the 2014 year.

As of September 30, 2014, the Company had entered into the following natural gas derivative instruments:

	NYMEX Contract Price
	Swaps
	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2014(1)	501,663	$4.05
2015	375,806	$4.01

(1)	Average volume is calculated for the remainder of the 2014 year.

	NYMEX Contract Price
	Sell Call		Buy Call
	Volume in MMBtus/Mo	Weighted Average Strike Price	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2014(1)	312,800	$5.00	312,800	$4.50
2015	—	$—	—	$—
2016	240,397	$4.73	—	$—

(1)	Average volume is calculated for the remainder of the 2014 year.

	NYMEX Contract Price
	Sell Put		Buy Put
	Volume in MMBtus/Mo	Weighted Average Strike Price	Volume in MMBtus/Mo	Weighted Average Strike Price
Period
2015	316,430	$3.50	—	$—
2016	240,397	$3.50	240,397	$4.00

Please see Item 1, Note 2, “Basis of Presentation and Significant Accounting Policies” included in Part I for additional discussion regarding the accounting applicable to our derivative program.

Subsequent to September 30, 2014, the Company entered into the following commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2015 and 2016:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
January 2015—March 2015	Swap	212,973	$4.09
January 2016	Swap	81,354	$4.02
January 2016—March 2016	Swap	120,675	$4.10

Financing Facilities

Senior Secured Notes

On September 24, 2010, the Company completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. The Company used a portion of the net proceeds from the offering to repay all outstanding indebtedness under its previous credit facility and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, the Company closed an exchange offer registering substantially all of the Original Notes.

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

On April 11, 2013, the Company successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” and together with the Original and Additional Notes, the “Notes”). The New Additional Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which the Company issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s previous credit facility and for general corporate purposes. On November 5, 2013, the Company closed an exchange offer registering all of the New Additional Notes.

As of September 30, 2014, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes including unamortized premium and discount was $250.6 million as of September 30, 2014.

The Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Term Loan Facility. The Notes and the guarantees are secured by a security interest in substantially all of our existing and future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Term Loan Facility, subject to certain exceptions. Pursuant to an Intercreditor Agreement, the lien securing the Notes is subordinated and junior to liens securing our Term Loan Facility.

The Company is actively working with investment banking advisors to prepare for refinancing the Notes in 2015. In conjunction with these advisors, the Company has developed and is executing a robust drilling program. The Company has established a timetable in which a significant number of wells will be drilled and completed prior to the refinancing. The Company believes that the addition of these wells will increase production and reserves and will lead to future drilling opportunities in our core project areas.

Term Loan Facility

On September 12, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement provides the Borrowers with an $85.0 million term loan facility (the “Term Loan Facility”) which is secured by a first lien on substantially all of the Borrowers’ and the Company’s real and personal property. As of September 30, 2014, $85.0 million was outstanding under the Term Loan Facility. The maturity date for the Term Loan Facility is the earlier of September 12, 2016 or 91 days prior to the maturity date of the Senior Secured Notes. The annual interest rate on the Term Loan Facility is 6.5%, plus the greater of the LIBOR rate for the interest period or 1%. At September 30, 2014, the interest rate was 7.5%. Interest is payable quarterly on September 30, December 31, March 31, and June 30 of each year, which commenced on September 30, 2014.

The proceeds of the term loans incurred under the Fifth Amended and Restated Credit Agreement were or will be used by the Subsidiaries to (a) repay all expenses, fees or indemnitees outstanding under the Fourth Amended and Restated Credit Agreement dated as of November 29, 2011, (b) finance capital expenditures associated with the Subsidiaries’ oil and gas properties, (c) provide working capital for the Company’s operations and (d) pay transaction fees and expenses incurred in connection with the transactions contemplated by the Fifth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement contains customary restrictions on, among other things the Company’s ability to incur debt, grant liens on their property, make dispositions or investments, enter into mergers or issue new securities, make distributions, enter into affiliate transactions, enter into hedging contracts, amend their organizational documents and create new subsidiaries. In addition, the Fifth Amended and Restated Credit Agreement requires the Borrowers and the Company to maintain the following financial covenants as defined in the agreement: (i) a minimum Current Ratio of 1.0:1.0 as of the end of each fiscal quarter, (ii) a maximum First Lien Leverage Ratio of 2.0:1.0 as of the end of each fiscal quarter for the four immediately preceding fiscal quarters and (iii) a minimum PDP Asset Coverage Ratio of 1.0:1.0 as of January 1, 2015 and 1.1:1.0 as of April 1, 2015, July 1, 2015, January 1, 2016 and July 1, 2016. As of September 30, 2014, the Company was in compliance with all of these debt covenants.

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

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the West Texas Intermediate (“WTI”) price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the nine months ended September 30, 2014, our annual oil sales would increase or decrease by approximately $7.3 million for each $10.00 per barrel change in crude oil prices and our annual gas sales would increase or decrease by approximately $12.8 million for each $1.00 per MMBtu change in natural gas prices.

To partially reduce price risk caused by these market fluctuations, we utilize derivative contracts to reduce the variability in cash flows associated with a portion of our anticipated crude oil and natural gas production as part of our risk management program. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of derivative transactions also involves the risk that counterparties will be unable to meet the financial terms of such transactions. As required by our Fifth Amended and Restated Credit Agreement, our derivative counterparties are limited to our secured lenders, which helps to minimize any potential non-performance risk.

For a further discussion of our derivative activities, including a list of the commodity derivatives held by the Company, please see Item 1, Note 3, “Fair Value Measurements” and Item 1, Note 5, “Commodity Derivative Instruments and Derivative Activities” included in this report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($1.4 million at September 30, 2014) and the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and transmission companies ($15.8 million in receivables at September 30, 2014). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to support crude oil and natural gas sales receivables owed to us.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our revolving credit facility, and this exposure will remain under our Term Loan Facility. There was $85.0 million outstanding under the Term Loan Facility at September 30, 2014. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on January 25, 2011, the Company filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract and an uncompensated taking of property on the lease governing the EB 920 Project, an offshore lease located in the deep waters of the Gulf of Mexico. In March 2013, the United States Court of Federal Claims granted the U.S. Government’s motion for summary judgment on the breach of contract claim. On March 29, 2013, the Company filed an appeal of the grant of summary judgment in United States Court of Appeals for the Federal Circuit in Washington D.C., reasserting our claim of a breach of contract by the U.S. Government with respect to the EB 920 Project. There are a number of issues relative to the Government’s breach of the Company’s lease. A major claim of breach is that due to the post-lease change in the rules of calculation of the WCD under Notice to Lessees 2010-06 (“NTL06”), the Company can no longer receive a permit to drill EB 920. The Company cannot develop the lease or receive the benefit of the proved reserves which exist on the lease and for which the Company paid the Government $23.2 million. The new post-lease rules of calculation for WCD did not exist prior to the issuance of NTL06. The Company argues that the post-lease changes to the method of the calculation are substantive both in terms of volumes and financial responsibility. The Government argues they are not substantive. A panel of judges heard the appeal in early January 2014. In March 2014, the court of appeals affirmed the grant of summary judgment. On April 24, 2014, the Company filed a Combined Petition for Panel Rehearing and for Rehearing En Banc. In July 2014, our Combined Petition for Panel Rehearing and for Rehearing En Banc was denied. On October 17, 2014, the Company filed a Petition for a Writ of Certiorari with the Supreme Court of the United States seeking review of the court of appeals’ decision. The takings claim remains pending in the Court of Federal Claims.

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

RAAM Global Energy Company

November 13, 2014	By: RAAM Global Energy Company

By: /s/ Jeffrey Craycraft
Jeffrey Craycraft
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on March 17, 2011 (File No. 333-172897)).

10.1	Forbearance Agreement, dated as of July 31, 2014, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC, RAAM Global Energy Company, Union Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 5, 2014 (File No. 333-172897)).

10.2	Fifth Amended and Restated Credit Agreement, dated as of September 12, 2014, by and among RAAM Global Energy Company, Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC and Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on September 16, 2014 (File No. 333-172897)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) the notes to our unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.