Form 10-K
period 2014-12-31
RAAM Global Energy Co
filed 2015-03-31
CIK 1511139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the registrant’s common stock was not, and currently is not, listed on an exchange and, therefore, the aggregate market value of the registrant’s common stock held by non-affiliates on such date cannot be reasonably determined.

As of March 27, 2015, there were 61,433 shares of common stock, $0.01 par value, outstanding.

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

These forward looking statements are based on management’s current beliefs, expectations and assumptions about future events, based on currently available information, as to the outcome and timing of future events. When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements described in Part I, Item 1A,“Risk Factors” included in this annual report.

Forward looking statements involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that may cause our actual results, performance or achievements to be materially different from the anticipated future results or financial condition expressed or implied by the forward looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	low and/or declining prices for oil and natural gas and oil and natural gas price volatility;

•	cash flow and liquidity;

•	our ability to continue as a going concern;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	federal and state regulatory developments and approvals;

•	ability to raise additional capital to fund future capital expenditures;

•	ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	geological concentration of our reserves;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	operating hazards attendant to the oil and natural gas business;

•	down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells or pipeline mishaps;

•	weather conditions;

•	availability and cost of material and equipment;

•	delays in anticipated start-up dates;

•	actions or inactions of third-party operators of our properties;

•	ability to find and retain skilled personnel;

•	strength and financial resources of competitors;

•	potential defects in title to our properties;

•	possible losses from future litigation;

•	environmental risks;

•	changes in interest rates;

•	developments in oil and natural gas-producing countries;

•	events similar to those of September 11, 2001, Hurricanes Katrina, Rita, Gustav and Ike and the Deepwater Horizon explosion; and

•	worldwide political and economic conditions.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, Item 1A, “Risk Factors.”

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

PART I

Item 1. Business

General

We are a privately held Delaware corporation engaged in the exploration, development, production, exploitation and acquisition of oil and natural gas properties. Our producing assets are mainly located offshore in the Gulf of Mexico and onshore in Louisiana, Texas and California.

We have traditionally focused on acquiring assets in and around the United States Gulf Coast. Over the last decade we have worked to diversify our asset base through the acquisition and development of both conventional onshore assets and long-lived unconventional resource plays that are capable of supporting sustainable growth. Our goal has been to create a portfolio of production, resources and opportunities that are balanced between long-lived, dependable production and exploration and development opportunities, as well as both oil and gas prone areas. In 2014, our projects were focused on three main areas: shallow waters offshore, onshore conventional assets in Texas and conventional and unconventional assets in California and the Mid-Continent area. During 2015, our plan is to concentrate on drilling our shallow water prospects in and around our Gulf of Mexico production in order to increase our proved reserves and cash flows. We are actively working with investment banking advisors to refinance our debt. In conjunction with these advisors, the Company has developed and is executing a robust drilling program.

At December 31, 2014, we had estimated total proved oil and natural gas reserves of 8,898 MMBoe (32% oil). For the year ended December 31, 2014, our net daily production averaged 7,660 Boepd, which generated revenue of $143.1 million.

Core Properties

Our core properties include assets offshore in the Gulf of Mexico in Louisiana state waters and in United States federal waters and onshore conventional assets in Texas and Louisiana. Other areas of concentration include conventional and unconventional assets in Mid-Continent areas and California.

Offshore

Gulf of Mexico — Louisiana State Waters. We commenced operations in the Breton Sound 53 Field in 1989 and currently operate 13 producing wells from 10 platforms which we own. Average net daily production for the year ended December 31, 2014 was 2,464 Boepd. During 2014, we made a new discovery in the Louisiana state waters in the East Cox Bay field. Our leasehold position encompassed 14,916 net acres with proved reserves of 3,079 MBoe at December 31, 2014. We have had a 76% drilling success rate in the Breton Sound 53 Field. During 2014, as part of a joint venture agreement, we drilled two dry wells and one successful well. We also drilled our initial well in the East Cox Bay Field, which was successful and was in the process of being placed on line at year end. In Breton Sound, our historical drilling success has been in the Uvig and Tex W zones above 10,500 feet and deeper in the Big Hum and Cris I zones.

Gulf of Mexico — Federal Waters. We commenced operations in the shallow water West Cameron 368 Field and Ship Shoal 154 Field in the United States federal waters in 1987 and 1990, respectively, and we currently own and operate 13 wells and 11 production platforms. During 2014 we drilled one successful well in the Ship Shoal 154 Field which did not come on line by year end. Average net daily production for the year ended December 31, 2014 from the United States federal waters was 701 Boepd. Our leasehold position encompassed 22,727 net acres with proved reserves of 1,029 MBoe as of December 31, 2014.

Onshore

Gulf Coast. We currently operate 20 producing wells onshore along the Gulf Coast in Louisiana and Texas. Average net daily production for the year ended December 31, 2014 was 4,374 Boepd. Our leasehold position encompassed 7,839 net acres with proved reserves of 4,623 MBoe at December 31, 2014. In Texas, we have focused on the Eocene Yegua/Cook Mountain trend, which produces natural gas with high condensate yields.

Average net daily production for the year ended December 31, 2014 was 4,237 Boepd from 17 producing wells. During 2014, we drilled and placed into production two wells in the Texas Yegua field. In Louisiana, we have focused on the Lower Miocene Atchafalaya Basin. Average net daily production for the year ended December 31, 2014 was 62 Boepd from 2 producing wells. In addition, we realized 75 Boepd of production for the year ended December 31, 2014 from one well in another area of Louisiana.

Other Resource Plays

Mid-Continent. Our leasehold position in the Mid-Continent area includes 2,176 net acres in Oklahoma, with average net daily production for the year ended December 31, 2014 of 19 Boepd from 8 producing wells. Our leasehold position in the Mid-Continent area also includes 229 net acres in the Tucumcari Basin in New Mexico and approximately 116,000 net acres in a new area which we leased during late 2013.

California. Our leasehold position in the San Joaquin Basin in California encompassed approximately 25,146 net acres with proved reserves of 167 MBoe at December 31, 2014 and average net daily production for the year ended December 31, 2014 of 102 Boepd from 4 producing wells. During 2014, we drilled two additional wells, one successful exploratory oil well and another exploratory oil well which was lost during completion due to mechanical problems.

Our Operations

Proved Reserves

The following tables set forth our estimated proved crude oil and natural gas reserves and percent of total proved reserves that are proved developed as of December 31, 2014 by reserve category and region. Netherland, Sewell & Associates, Inc., our independent petroleum engineers (“Independent Engineers”), evaluated properties representing all of our proved reserves. Our estimated proved reserves at December 31, 2014 were determined using the 12-month un-weighted arithmetic average of the first-day-of-the-month price for the period January 2014 through December 2014, without giving effect to derivative transactions, and were held constant throughout the life of the properties. These prices were $91.48 per Bbl for crude oil and oil equivalents and $4.35 per MMBtu for natural gas. These prices are adjusted for energy content, transportation fees, and regional price differentials resulting in weighted adjusted product prices for the proved reserves over the remaining lives of the properties of $96.85 per Bbl for crude oil and oil equivalents and $5.05 per MMBtu of gas.

	December 31, 2014
	Crude Oil	Natural Gas
	(MBbls)	(MMcf)
Estimated proved developed producing	1,812	28,902
Estimated proved developed non-producing	1,020	7,496
Total estimated proved reserves	2,832	36,398

	Proved Developed
	Crude Oil	Natural Gas
	(MBbls)	(MMcf)
Offshore
Federal waters	870	954
Shallow state waters	1,199	11,280
Onshore
Texas and Louisiana	604	24,114
Resource Plays
Mid-Continent	—	—
California	159	50
Total	2,832	36,398

We have historically added reserves through our exploration program and development activities. Changes in proved reserves were as follows:

	December 31,
In MBoe	2014	2013	2012
Proved reserves beginning of year	10,725	25,044	23,459
Revisions of previous estimates	(1,555)	(13,337)	1,249
Extensions, discoveries and other additions	1,993	3,268	4,508
Production	(2,796)	(3,362)	(4,172)
Sales of reserves in place	—	(888)	—
Purchases of reserves in place	531	—	—
Proved reserves end of year	8,898	10,725	25,044

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs. As of December 31, 2014, we had downward revisions of 1,555 MBoe. These revisions included the elimination of previously booked proved undeveloped reserves as of December 31, 2013 of 934 MBoe from our fields in Breton Sound and Ship Shoal. In addition, we lost a previously producing well in the Texas Yegua field due to a formation collapse in third quarter 2014 with estimated proved reserves of 382 MBoe, which requires the drilling of a new well. Other downward revisions of 186 MBoe included write downs of proved developed nonproducing reserves of 186 MBoe in the Breton Sound, Ship Shoal and California fields. All of these revisions, which total 1,502 MBoe, were recorded due to our current debt position causing us to be unable to demonstrate an ability to develop these reserves. The remaining revisions of 53 Mboe were due to normal revisions based on the performance of our producing wells. Downward revisions of 13,337 MBoe during 2013 were primarily a result of the elimination of the Ewing Banks 920 (“EB 920” or “Flatt’s Guitar”) Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge (“WCD”) assumptions imposed by the Bureau of Ocean Energy Management (“BOEM”). As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013. These reserves accounted for approximately 63% of the total revision. The Company also had downward revisions due to the formation collapse in some of the wells in the Yegua Trend in East Texas. These revisions accounted for approximately 16% of the total revision. The revisions also included downward revisions based on management’s decision during the fourth quarter of 2013 not to drill certain proved undeveloped reserves in the Oklahoma area that had previously been booked. These reserves accounted for approximately 15% of the total revision. Revisions of 1,249 MBoe during 2012 mainly include downward revisions in wells drilled in the shallow waters of Louisiana and upward revisions in wells located onshore Texas and in federal waters.

Extensions, discoveries and other additions. These are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. During 2014, we had extensions and discoveries of 1,993 MBoe mainly due to a new field discovery in East Cox Bay in the Louisiana state waters and also due to the drilling of an additional well in the Texas Yegua Trend.

During 2013, we had extensions and discoveries of 3,268 MBoe mainly due to new wells drilled in the Yegua Trend of East Texas. During 2012, we had extensions and discoveries of 4,508 MBoe mainly due to new wells drilled onshore in Texas and Oklahoma.

We expect that a significant portion of future reserve additions will come from our major development projects including the extension and further development of the Breton Sound 53 Field and the new field discovery in East Cox Bay.

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

To establish reasonable certainty with respect to our estimated proved reserves, our internal reserve engineers and Netherland, Sewell & Associates, Inc., our independent petroleum engineers, employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves, material balance calculation or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using pore volume calculations and performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

Qualifications of technical persons and internal controls over reserves estimation process. During 2014, we used the services of Netherland, Sewell & Associates, Inc. as our independent petroleum engineering firm. In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and guidelines established by the SEC, our Independent Engineers estimated all of our proved reserve information as of December 31, 2014 included in this annual report. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data provided to the Independent Engineers in their reserves estimation process. Our technical team meets regularly with representatives of the Independent Engineers to review properties and discuss methods and assumptions used in the Independent Engineers’ preparation of the year-end reserves estimates. All field and reserve technical information, which is updated annually, is assessed for validity when the Independent Engineers hold technical meetings with our internal staff of petroleum engineers, operations and land personnel to discuss field performance and to validate future development plans. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of the Independent Engineers’ reserve reports are reviewed with representatives of each Independent Engineer, respectively, and our internal technical staff before dissemination of the information. Additionally, our senior management reviews and approves the Independent Engineers’ reserve reports and any internally estimated significant changes to our proved reserves on a quarterly basis.

Our Vice President of Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of our reserves estimates. He has a BS degree in Civil Engineering and an MBA in Finance. He has over 31 years of industry experience with positions of increasing responsibility in operations, acquisitions, engineering and evaluations. He has worked in the area of reserves and reservoir engineering since 1985 and is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers. He is a registered Professional Engineer in the State of Louisiana. Our Vice President of Reservoir Engineering reports directly to our Senior Vice President of Exploration and our Chief Operating Officer. Reserves estimates are reviewed and approved by senior engineering staff with final approval by our Chief Operating Officer and certain other members of senior management.

Within Netherland, Sewell & Associates, Inc., the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell & Associates, Inc. summary reserve report filed herewith are Mr. James E. Ball and Mr. David J. Ryan. Mr. Ball has been practicing consulting petroleum engineering at Netherland, Sewell & Associates, Inc. since 1998. Mr. Ball is a Licensed Professional Engineer in the State of Texas (License No. 57700) and has over 33 years of practical experience in petroleum engineering, with over 26 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1980 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Ryan has been practicing consulting petroleum geology at Netherland, Sewell & Associates, Inc. since 1998. Mr. Ryan is a Certified Petroleum Geologist in the State of Texas (License No. 3868) and has over 27 years of practical experience in petroleum geosciences, with over 19 years of experience in the estimation and evaluation of reserves. He graduated from Central Michigan University with Bachelor Degrees in Geology, Earth Science, and Biology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Proved undeveloped reserves. The Company did not book any proved undeveloped reserves at December 31, 2014 due to our current debt position causing us to be unable to demonstrate an ability to develop these reserves. Previously booked proved undeveloped reserves at December 31, 2013 of 934 MBoe were included as revisions to previous estimates. The remaining proved undeveloped reserves of 1,584 MBoe at December 31, 2013 were drilled and completed during 2014 and are included in the Company’s proved developed producing reserves at December 31, 2014.

Capital Expenditure Budget

We have a total capital expenditure budget of $62 million for 2015. During 2014, we invested $111 million on capital expenditures. Our capital budget may need to be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Although we have budgeted $62 million for 2015, the ultimate amount of capital we will expend may fluctuate materially based on our ability to refinance our debt, market conditions and the success of our drilling results as the year progresses. To date, our 2015 capital budget has been funded from our cash flows from operations and existing cash balances.

We currently expect that $62 million of our 2015 capital budget will be funded from our cash flow from operations in fiscal 2015, including projected cash flow from new wells, and existing cash balances. We have pre-funded $13.8 million of plugging and abandonment costs for work expected to be performed during 2015. This balance is in an escrow account and is recorded as restricted cash. We expect to add another $7 million incrementally during 2015 to fund required plugging and abandonment projects.

Our 2015 capital budget consists of:

•	$10 million for geological and geophysical costs, including leasing;

•	$4 million for offshore Gulf of Mexico drilling and development;

•	$42 million for offshore State waters drilling and development;

•	$1 million for onshore conventional drilling and development; and

•	$5 million for California drilling and development.

For additional information please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Developed and Undeveloped Acreage

The following table presents the total gross and net developed and undeveloped acreage by region as of December 31, 2014:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	18,203	17,727	5,000	5,000	23,203	22,727
State waters(2)	9,780	7,767	7,685	7,149	17,465	14,916
Onshore
Texas and Louisiana(3)	5,367	4,414	10,061	3,425	15,428	7,839
Resource Plays
California	952	952	30,239	24,194	31,191	25,146
Mid-Continent	5,440	2,176	128,153	116,287	133,593	118,463
Total	39,742	33,036	181,138	156,055	220,880	189,091

(1)	Our core areas in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core areas in the state waters in the Gulf of Mexico are in the Breton Sound 53 Field and the East Cox Bay Field.
(3)	Our core areas in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2014 that will expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates:

	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters	5,000	5,000	—	—	—	—
State waters	2,349	2,349	—	—	398	398
Onshore
Texas and Louisiana	1,277	1,153	2,538	1,558	4,455	3,639

Resource Plays
California	10,643	8,504	5,059	4,192	8,458	8,002
Mid-Continent	715	118	10,113	9,627	2,240	1,946
Total	19,984	17,124	17,710	15,377	15,551	13,985

We have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three to five years. As is customary in the oil and natural gas industry, we can retain our interest in undeveloped acreage by commencing drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the primary term of such leases. We do not assign proved undeveloped reserves to leases after their expiration. Of the 17,124 net acres expiring in 2015, the majority of this acreage is not in our core areas and we are in the process of extending 135 net acres expiring in the Texas and Louisiana Onshore area for an additional three year term. As of March 16, 2015, we have extended the majority of the leases making up these 135 net acres. We have no reason to believe we will not be able to extend the remaining leases. Our current plan in the other areas is to relinquish control of the leased acreage scheduled to expire in 2015.

Drilling Activity

During the three years ended December 31, 2014, we drilled exploratory and development wells as set forth in the table below:

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	1.0	1.0	—	—	6.0	2.3
Natural Gas	2.0	1.3	—	—	4.0	2.2
Dry	3.0	1.5	1.0	0.7	2.0	1.7
Total Exploratory Wells	6.0	3.8	1.0	0.7	12.0	6.2
Development Wells
Oil	1.0	1.0	1.0	1.0	15.0	6.1
Natural Gas	2.0	1.7	6.0	4.0	4.0	2.8
Dry	—	—	—	—	—	—
Total Development Wells	3.0	2.7	7.0	5.0	19.0	8.9
Total Wells	9.0	6.5	8.0	5.7	31.0	15.1

Our rig activity during 2015 will be dependent on crude oil and natural gas prices, and, accordingly, our rig count may increase or decrease from current levels. There can be no assurance, however, that additional rigs will be available to us at an attractive cost. During the first quarter of 2015, we have one rig drilling in the shallow waters of the Gulf of Mexico.

Summary of Oil and Natural Gas Properties and Projects Offshore

We operated 21 offshore production platforms with 26 producing wells as of December 31, 2014. Production from our offshore assets averaged 3,165 Boepd for the year ended December 31, 2014. Our offshore staff includes explorationists who generate prospects from our extensive, modern 3-D seismic database. Our offshore operations cover four core areas of production in the Gulf of Mexico: (1) the West Cameron 368 Field production area in shallow United States federal waters, (2) the Ship Shoal production area in shallow United States federal waters, (3) the Breton Sound production area in shallow state waters, and (4) the East Cox Bay Field in shallow state waters. In the first three of these core areas, we have platforms, production facilities, and pipelines in place, where production from new wells can be established quickly. In the East Cox Bay Field we have temporary production facilities in place with permanent facilities in process.

In both the Breton Sound and East Cox Bay fields, we have a significant inventory of drilling prospects. In the United States federal waters, we hold 17,727 net acres by production and we have 5,000 net acres that remain undrilled in primary term contracts. In the state waters of Louisiana, we hold 7,767 net acres by production and we have 7,149 net acres that remain undrilled.

West Cameron 368 Field. The West Cameron 368 Field was one of our first discoveries in the Gulf of Mexico. We have drilled 22 successful wells out of 24 wells drilled and have produced over an aggregate gross 120 Bcf and 1.0 MMBbls since our first discovery in 1986. West Cameron 368 Field represented 3% of our average daily production for the year ended December 31, 2014.

Ship Shoal 154 Field. In 1989, we farmed out Ship Shoal 150 Block from Chevron. In 1990, we drilled our first successful well on this prolific salt dome. We have drilled 18 wells based on our 3-D seismic analysis and we have completed 11 of these wells as commercial oil producers. We have produced over an aggregate gross 8.8 Bcf and 11.9 MMBbls to date from Ship Shoal. During 2014, we drilled one developmental well in this area which was not on line at year end. The Ship Shoal 154 Field represented 7% of our average daily production for the year ended December 31, 2014.

Breton Sound 53 Field. The Breton Sound 53 Field has been a core area for our offshore operations since we first acquired and completed the Virgo BS 52 SL 12806 Century #1 well in 1989. This well established the first geopressured production in the Breton Sound 53 Field, which has subsequently grown to become the Company’s most prolific offshore field to date. We have 11,351 net acres under lease and operate ten production platforms in the Breton Sound 53 Field. The Breton Sound 53 Field represented 32% of our average daily production for the year ended December 31, 2014. During 2014, as part of a joint venture agreement, we drilled two dry wells and one successful well. Our successful well came on line in September 2014 and has produced approximately 481 Boepd since.

East Cox Bay Field. The East Cox Bay Field consists of 3,565 net acres. During 2014 we drilled our initial well in the field which was successful and tested at flow rates of 422 Bopd and 795 Mcfpd. The well began producing in early February 2015 at a rate of 360 Bopd and 450 Mcfpd. The well’s production is currently restricted until the gas pipeline is installed.

Onshore

Production from our onshore properties in the Gulf Coast averaged 4,374 Boepd for the year ended December 31, 2014.

Eocene Yegua/Cook Mountain. During 2014, we continued our onshore drilling program. The Eocene Yegua/Cook Mountain trend in southeast Texas has been a core area for us since 2005. We performed 3-D seismic of the 167 square mile JASPO proprietary in 2005 and have since merged this data with over 300 square miles of licensed 3-D data. Production from this area averaged 4,237 Boepd for the year ended December 31, 2014. The Eocene Yegua/Cook Mountain trend represented 55% of our average daily production for the year ended December 31, 2014. We drilled and completed two successful wells in this area during 2014. Our first successful well came on line during February 2014 and has average production of 1,031 Boepd. Our second successful well came on line in November 2014 and has average production of 453 Boepd.

Resource

We have significant land positions in California and the Mid-Continent, which are in various states of development.

California — San Joaquin Basin (Conventional and Unconventional). During 2014 we continued to focus on conventional and unconventional plays. We have acquired 3-D and 2-D seismic data over the prospective area. We have 25,146 net acres under lease as of December 31, 2014. During 2014, we drilled two additional wells, one successful exploratory oil well and another exploratory oil well which was lost during completion due to mechanical problems. During the fourth quarter our successful well produced 189 Boepd. Our annual average net daily production was 102 Boepd with estimated proved reserves of 167 MBoe.

Mid-Continent. During 2013, the Company leased approximately 116,000 net acres in the Mid–Continent area. There has been recent drilling activity in this area by other operators on a property in close proximity to our lease. As information regarding the development of the property becomes available, we will continue to evaluate our opportunities in this area.

We currently have 229 net acres in a joint venture in the Tucumcari Basin in New Mexico. We own an 18.75% working interest in this project. As this is a dry gas play, we have no plans for any activities in 2015 and expect to relinquish control of the leased acreage as the majority will expire in 2015.

Production, Price and Cost History

Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During 2014, our gas prices, exclusive of hedges, have been higher than last year due to a general increase in gas market prices. During 2014, our oil prices continued to be strong for most of the year although our premium on our Light and Heavy Louisiana Sweet barrels diminished throughout the year. NYMEX oil prices declined severely during the fourth quarter of 2014, with continued lower prices into 2015. As a result of increased U.S. production as well as other global supply and demand factors, crude oil prices declined by nearly 50% during the fourth quarter of 2014. As of March 25, 2015, NYMEX WTI was $49.21 per barrel and the three-year forward curve for NYMEX WTI was $58.83 per barrel. Both oil and gas prices for 2015 are expected to be lower as compared to the average price in 2014, which we anticipate will have a negative impact on our revenues and cash flows. A substantial or extended period of low oil and/or natural gas prices will have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2014, 2013 and 2012. For additional information on price calculations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012
Net production volumes:
Oil (Bbl)	714,453	884,994	1,103,653
Natural gas (Boe)	2,081,596	2,476,557	3,068,547
Oil equivalents (Boe)	2,796,049	3,361,551	4,172,200
Average sales price per unit:(1)
Oil (Bbl)	$94.70	$103.52	$108.28
Natural gas (Mcf)	$4.84	$4.24	$3.45
Oil equivalents (Boe)	$45.81	$45.98	$43.87
Costs and expenses per Boe:
Production and delivery costs	$9.78	$10.41	$8.52
Depreciation, depletion and amortization(2)	$56.53	$126.75	$28.29
General and administrative expenses	$5.16	$6.35	$4.98

(1)	Average prices presented do not give effect to our derivative contracts, the monetization of oil derivatives during February 2013 or the monetization of oil and gas derivatives during June, July and September 2014. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Oil and Gas Derivatives” for a discussion of our derivative activities.
(2)	Depreciation, depletion and amortization for the years ended December 31, 2014, 2013 and 2012 was $24.87, $26.77 and $19.43 per Boe excluding the ceiling test write-downs, respectively.

Net production volumes for the year ended December 31, 2014 were 2,796 MBoe, a 17% decrease from net production of 3,362 for the year ended December 31, 2013. Our net production volumes decreased by 566 MBoe over 2013 net production mainly because production from new wells drilled did not fully offset the decline in production from our more mature wells. Our average oil sales prices decreased by $8.82 per Bbl from $103.52 at December 31, 2013 to $94.70 per Bbl for the year ended December 31, 2014. Our average gas sales prices increased by $0.60 per Mcf from $4.24 per Mcf for the year ended December 31, 2013 to $4.84 per Mcf for the year ended December 31, 2014. Our production and delivery costs decreased by $0.63 per Boe from $10.41 for the year ended December 31, 2013 to $9.78 per Boe for the year ended December 31, 2014 mainly due to lower costs from lower production. Total production and delivery costs decreased by $7.7 million from $35.0 for the year ended December 31, 2013 to $27.3 million for the year ended December 31, 2014. The overall decrease in production and delivery costs was primarily attributable to lower lift boat costs, insurance, labor, tools and supplies.

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

The following table sets forth information regarding our average net daily production for the years ended December 31, 2014 and 2013:

	Average Net Daily Production for the Year Ended December 31, 2014			Average Net Daily Production for the Year Ended December 31, 2013
	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Offshore
Federal waters(1)	458	1,459	701	410	2,274	789
State waters(2)	600	11,183	2,464	909	17,690	3,857
Onshore
Texas and Louisiana(3)	802	21,432	4,374	988	20,579	4,418
Resource Plays
Mid-Continent and California	97	144	121	118	168	146
Total	1,957	34,218	7,660	2,425	40,711	9,210

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Productive Wells

The following table presents the total gross and net productive wells by project area and by oil or gas completion as of December 31, 2014:

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Offshore
Federal waters(1)	10.0	9.0	3.0	2.7	13.0	11.7
State waters(2)	5.0	3.6	8.0	6.4	13.0	10.0
Onshore
Texas and Louisiana(3)	3.0	2.8	17.0	12.6	20.0	15.4
Resource Plays
Mid-Continent and California	12.0	7.2	—	—	12.0	7.2
Total	30.0	22.6	28.0	21.7	58.0	44.3

(1)	Our core areas of production in the United States federal waters in the Gulf of Mexico are the West Cameron 368 Field and the Ship Shoal 154 Field.
(2)	Our core area of production in the state waters in the Gulf of Mexico is in the Breton Sound 53 Field.
(3)	Our core areas of production in Texas are the Eocene Yegua/Cook Mountain trend and our core areas of production in Louisiana are in the Lower Miocene trend.

Gross wells are the number of wells in which a working interest is owned and net wells are the total of our fractional working interests owned in gross wells.

Marketing and Customers

We generally sell our natural gas and oil at the wellhead to marketing companies and to transmission companies. All of our offshore and shallow water production and onshore gas production is connected to a pipeline, except for the East Cox Bay field whose temporary production facilities will be replaced with permanent facilities during 2015. Generally our onshore oil production is stored in tanks and delivered to market by trucks.

We have been selling to our customers discussed below for over ten years and believe that we receive market rates for our natural gas and oil production from such customers. We obtain letters of credit from some customers and discuss the credit worthiness of our other purchasers on an ongoing basis.

We sold natural gas and oil production representing 10% or more of our natural gas and oil revenues for the years ended December 31, 2014, 2013 and 2012 to four customers. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations.

Delivery Commitments

In order to get better pricing from our intrastate markets, we have committed gas production for several of our onshore properties to various purchasers. Most of our wells located onshore in Texas have gas commitments. These commitments range through September 30, 2015 and represent 57% of our production during December 2014. Our gas production in Oklahoma, which is less than 1% of our production, has a life of lease commitment. Our gas that is sold in California has a commitment through April 30, 2016. This also represents less than 1% of our production. The remaining gas production is being sold pursuant to month-to-month marketing arrangements which require either a 30 day or 60 day termination notice by both parties. All of our oil is being sold pursuant to month-to-month marketing contracts that are terminable by either party with a 30 day notice. None of our commitments require minimum daily production volumes.

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

Intellectual Property

The majority of the Company’s 3-D seismic data is licensed from the owners of the data under long-term, non-exclusive agreements. These licenses range in term from 25 to 50 years. At times, licensed 3-D data is re-processed on a proprietary basis by the Company. This reprocessed data is uniquely controlled by the Company, but is still subject to the underlying license agreements, with the Company having no ownership rights. The Company is a majority owner of the JASPO 3-D survey and the Rivers Edge 3-D covering certain lands in the upper Texas Gulf Coast. Several successful wells have been drilled on the JASPO 3-D survey. The Rivers Edge 3-D is an extension of and adjacent to the JASPO 3-D and was the focus of our exploration activities in the Texas Yegua Trend in 2014. The Company does not have any current plans to sell its ownership in these surveys, but may grant non-exclusive licenses to third parties in the future.

Employees

As of December 31, 2014, we had 69 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

Our oil and natural gas properties are subject to customary royalty and other interests, liens to secure borrowings under our term loan facility, liens for current taxes and other burdens which we believe do not materially interfere with the use or affect our carrying value of the properties.

Seasonality

In the past, the demand for and price of natural gas has increased during the winter months and decreased during the summer months. However, these seasonal fluctuations were somewhat reduced because during the summer, pipeline companies, utilities, local distribution companies and industrial users purchase and place into storage facilities a portion of their anticipated winter requirements of natural gas. With the development of the shale plays, seasonality is less a factor. Oil was also impacted by generally higher prices during winter months but has more recently been affected by geopolitical events and the global recession. Seasonal weather changes have also affected our operations. Tropical storms and hurricanes occur in the Gulf of Mexico during the summer and fall, which may require us to evacuate personnel and shut-in production until these storms subside. Also, periodic storms during the winter often impede our ability to safely load, unload and transport personnel and equipment, which may delay sales of our oil and natural gas.

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

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (the “CERCLA”), also known as the “Superfund” law, and comparable state statutes impose joint and several liability without regard to fault or legality of the original conduct, on certain classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of hazardous substances.

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of nonhazardous and hazardous solid wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although a substantial amount of the drilling fluids, produced waters and most other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous wastes under RCRA and instead are regulated under less stringent nonhazardous waste provisions of RCRA, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of nonhazardous waste or categorize some nonhazardous waste as hazardous in the future. Any repeal or modification of this exception or similar exceptions under state law could result in an increase in our costs to manage and dispose of generated waste, which could have a material adverse effect on our results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may become regulated as hazardous wastes if such wastes have hazardous characteristics.

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

Underground Injection Wells

Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The disposal of oil and natural gas wastes into underground injection wells are subject to the Safe Drinking Water Act, as amended (the “SDWA”), and analogous state laws. The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for alternative water supplies, property damages and personal injuries. While we believe that we have obtained the necessary permits from the applicable regulatory agencies for our underground injection wells and that we are in substantial compliance with applicable permit conditions and federal and state rules, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. In response to these concerns, regulators in some states are considering additional requirements related to seismic safety. For example, the Texas Railroad Commission, or RRC, on October 28, 2014, adopted new oil and gas permit rules for wells used to dispose of saltwater and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to conduct continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We conduct hydraulic fracturing in our operations. The process is typically regulated by state oil and gas commissions or other similar state agencies but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.

From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Louisiana, Texas, Oklahoma and California, where we conduct operations, have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and local jurisdictions have banned hydraulic fracturing within their borders altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has also commenced a study of the potential environmental effects of hydraulic fracturing activities, with a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in the first half of 2015. These existing or any future studies could spur initiatives to regulate hydraulic fracturing under the SDWA or under newly established legislation.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations.

Releases of Oil

The primary federal law for oil spill liability is the Oil Pollution Act, as amended (the “OPA”), which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the Outer Continental Shelf (“OCS”) or adjoining shorelines. A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. In addition, in December 2014, the Bureau of Ocean Energy Management issued a final rule, effective January 12, 2015, which raises OPA’s damages liability cap from $75 million to $133.65 million. If an unauthorized oil discharge or substantial threat of an unauthorized discharge were to occur, we may be liable for response costs and natural resource damages, which costs and liabilities could be material to our results of operations and financial position. Moreover, as a result of the Deepwater Horizon incident, legislation was proposed in a prior session of Congress to increase the minimum level of financial responsibility to $300 million. While the legislation failed to pass, it is possible that similar legislation could be introduced in the future; if such proposed legislation were adopted, we could experience difficulty in providing financial assurances sufficient to comply with this requirement, in which event, we could be forced to sell our properties or operations located on the OCS or enter into partnerships with other companies that can meet the increased financial responsibility requirement. Such developments also could have an adverse effect on the value of our offshore assets and the results of our operations.

Air Emissions

The federal Clean Air Act (“CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in December 2014, the EPA published proposed regulations to revise the National Ambient Air Quality Standard for ozone, recommending a standard between 65 to 70 parts per billion, or ppb, for both the 8-hour primary and secondary standards protective of public health and public welfare. EPA requested public comments on whether the standard should be set as low as 60 ppb or whether the existing 75 ppb standard should be retained. EPA anticipates issuing a final rule by October 1, 2015. If EPA lowers the ozone standard, states could be required to implement new more stringent regulations, which could apply to our exploration, development and production operations. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.

Climate Change

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews of certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities, on an annual basis. Certain of our oil and natural gas operations are subject to such greenhouse gas reporting requirements, and we monitor our emissions to make such required reports when due.

While the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. For example, California, where we have operations, has adopted a cap and trade program and we are required to obtain allowances for our greenhouse gas emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations that require reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

In addition, on January 14, 2015, the Obama Administration announced that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. Our offshore operations are particularly at risk from severe climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Activities on Federal Lands

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (the “NEPA”) which requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Such delays could have an adverse effect on our operations on federal lands.

Endangered Species Act Considerations

The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. For example, in March 2014, the U.S. Fish and Wildlife Service listed as threatened the lesser prairie chicken, whose habitat includes portions of Texas and the Mid-Continent region, where we operate. As a result, landowners and drilling companies are restricted from undertaking activities that harm the lesser prairie chicken without a permit. Landowners and businesses can, however, enter into certain range-wide conservation planning agreements to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee in order to limit the regulatory impact of the species’ presence. We believe we are in substantial compliance with the requirements of the ESA. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays, or could result in limitations on our exploration and production activities, and any one or more of these developments could have an adverse impact on our ability to develop and produce reserves.

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

We believe that we are in substantial compliance with all existing environmental and occupational health and safety laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2014, 2013 and 2012.

Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2015 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition or results of operations.

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

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

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

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, the BOEM, the BSEE (“Bureau of Safety and Environmental Enforcement”) or other appropriate federal or state agencies.

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

Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”), and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in the adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

You should refer to the explanation of the qualifications and limitations on forward looking statements included in this annual report under “Cautionary Statements Regarding Forward Looking Statements.” All forward looking statements made by us are qualified by the risk factors described below.

We may not be able to continue as a going concern.

The financial statements included in this annual report have been prepared using the going concern assumption, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has substantial debt due during 2015, including $238 million of 12.5% senior secured notes due October 1, 2015 (the “Senior Secured Notes”) and $85 million under the Term Loan Facility due July 2, 2015, if the Senior Secured Notes have not been refinanced by this date. The $85 million under the Term Loan Facility is not due until September 12, 2016, if the Senior Secured Notes are refinanced prior to July 2, 2015. Accordingly, the outstanding amounts of Senior Secured Notes and the Term Loan Facility have been classified as current liabilities. The Company is actively working with investment banking advisors to evaluate alternative financing sources. No assurance can be given that such financing will be available on terms that are acceptable to the Company, or at all. Additionally, we will not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015. However, under the terms of the indenture for the Senior Secured Notes, there is a 30-day grace period during which we could elect to make the interest payment and cure any potential event of default for non-payment. Absent payment of the interest by the end of the cure window on May 1, 2015, we will be in default under the indenture for the Senior Secured Notes, which will result in the acceleration of our obligation to repay all principal and interest due under the Senior Secured Notes.

If we do not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015, the non-payment will also constitute a default under the Fifth Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and the lenders party thereto (the “Fifth Amended and Restated Credit Agreement”). During the continuance of such default, our rights and the rights of our subsidiaries pursuant to the Fifth Amended and Restated Credit Agreement will be impacted, among other things, as follows: (i) the borrowers will not have a consent right to any assignments of loans by the lenders, (ii) any and all net proceeds received by or for the account of the Company or our subsidiaries from certain asset dispositions, casualty events, and condemnations, and certain other receipts of cash out of the ordinary course of business (including future tax refunds) must be applied to prepay the term loans without the benefit of any reinvestment or restoration rights and without the benefit of a $5,000,000 exclusion for certain asset disposition proceeds, (iii) we and our subsidiaries will not be permitted to receive regularly scheduled payments on account of any subordinated obligations owed to them by another loan party without the consent of the majority lenders, (iv) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of any oil and gas properties to which no proved reserves are attributed that are sold for fair market value for cash to a non-affiliate, and (v) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of oil and gas properties to which proved reserves are attributed that are sold for fair market value for cash to a non-affiliate in an amount in the aggregate (taking into account all such sales of the Company and our subsidiaries) not in excess of $10,000,000 for all such dispositions in any 12-month period. Additionally, if we do not make our scheduled interest payment to the holders of the Senior Secured Notes by May 1, 2015, the non-payment will also constitute an event of default under the Fifth Amended and Restated Credit Agreement at which time the administrative agent at any time and from time to time may, and upon written instruction from the majority lenders will, accelerate our obligation to repay all principal and interest due under the Fifth Amended and Restated Credit Agreement.

Without making the required interest payment, undertaking a successful refinancing or accessing additional liquidity, the Company will not be able to fund its commitments, including the April 1, 2015 interest payment, to the holders of the Senior Secured Notes or the lenders under the Term Loan Facility and will be in default under the Senior Secured Notes and the Term Loan Facility. If these defaults occur, the Company will be unable to continue as a going concern.

Our exploration, development, production and exploitation projects require substantial capital expenditures. We may be unable to obtain necessary capital or financing on satisfactory terms, which could lead to a decline in our crude oil and natural gas reserves.

The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, production, exploitation and acquisition of crude oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures. Conversely, a significant decline in product prices could result in a decrease in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows from operations and cash on hand, however, our financing needs may require us to alter or increase our capitalization substantially. If the Senior Secured Notes are not refinanced prior to July 2, 2015, the amount outstanding under the Term Loan Facility becomes due on that date, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of crude oil and natural gas we are able to produce from existing wells;

•	the prices at which our crude oil and natural gas are sold;

•	our ability to acquire, locate and produce new reserves; and

•	the ability of our banks to lend.

If additional capital is needed, we may not be able to obtain debt or equity financing or may even be required to pay down the amount outstanding under our Term Loan Facility on July 2, 2015. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our crude oil and natural gas reserves, and could adversely affect our business, financial condition and results of operations.

The covenants in the indenture governing our Senior Secured Notes and our Term Loan Facility could negatively impact our financial condition, results of operations and business prospects and prevent us from fulfilling our obligations under the notes.

The covenants contained in the indenture governing the Senior Secured Notes and our Term Loan Facility could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the Senior Secured Notes or other indebtedness and increasing the risk that we may default on our debt obligations;

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•	limiting management’s discretion in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	controlling our ability to hedge our production;

•	detracting from our ability to successfully withstand a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because debt under our Term Loan Facility may vary with prevailing interest rates.

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants restrictions in the indenture governing the Senior Secured Notes and our Term Loan Facility, it could lead to an event of default and the consequent acceleration of our obligation to repay outstanding debt. We will not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015. However, under the terms of the indenture for the Senior Secured Notes, there is a 30-day grace period during which we could elect to make the interest payment and cure any potential event of default for non-payment. Absent payment of the interest by the end of the cure window on May 1, 2015, we will be in default under the indenture for the Senior Secured Notes, which will result in the acceleration of our obligation to repay all principal and interest due under the Senior Secured Notes. If we do not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015, the non-payment will also constitute a default under the Fifth Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and the lenders party thereto (the “Fifth Amended and Restated Credit Agreement”). During the continuance of such default, our rights and the rights of our subsidiaries pursuant to the Fifth Amended and Restated Credit Agreement will be impacted, among other things, as follows: (i) the borrowers will not have a consent right to any assignments of loans by the lenders, (ii) any and all net proceeds received by or for the account of the Company or our subsidiaries from certain asset dispositions, casualty events, and condemnations, and certain other receipts of cash out of the ordinary course of business (including future tax refunds) must be applied to prepay the term loans without the benefit of any reinvestment or restoration rights and without the benefit of a $5,000,000 exclusion for certain asset disposition proceeds, (iii) we and our subsidiaries will not be permitted to receive regularly scheduled payments on account of any subordinated obligations owed to them by another loan party without the consent of the majority lenders, (iv) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of any oil and gas properties to which no proved reserves are attributed that are sold for fair market value for cash to a non-affiliate, and (v) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of oil and gas properties to which proved reserves are attributed that are sold for fair market value for cash to a non-affiliate in an amount in the aggregate (taking into account all such sales of the Company and our subsidiaries) not in excess of $10,000,000 for all such dispositions in any 12-month period. Additionally, if we do not make our scheduled interest payment to the holders of the Senior Secured Notes by May 1, 2015, the non-payment will also constitute an event of default under the Fifth Amended and Restated Credit Agreement at which time the administrative agent at any time and from time to time may, and upon written instruction from the majority lenders will, accelerate our obligation to repay all principal and interest due under the Fifth Amended and Restated Credit Agreement.

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

For example, NYMEX oil prices declined severely during the fourth quarter of fiscal 2014 with continued lower prices in the first quarter of fiscal 2015. The West Texas Intermediate (“WTI”) crude oil price per barrel for the period from January 1, 2014 to December 31, 2014 ranged from a high of $107.26 to a low of $53.27 in the last calendar quarter of fiscal 2014, a decrease of 50.3%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to December 31, 2014 ranged from a high of $6.15 to a low of $2.89, a decrease of 53%. As of March 25, 2014, the spot market price for WTI was $49.21. The speed and severity of the decline in oil prices during the third quarter of our 2014 fiscal year and the continued lower prices in the fourth quarter of our fiscal year 2014 has materially affected our results of operations. Both oil and gas prices for 2015 are expected to be lower as compared to the average price in 2014, which we anticipate will have a negative impact on our revenues and cash flows in the first quarter of 2015. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Lower oil and natural gas prices may not only decrease our expected future revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. We periodically enter into derivative transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations. Any sustained periods of low prices for crude oil or natural gas would materially limit our exploration, development and exploitation projects. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in crude oil or natural gas prices or demand for crude or natural gas may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill-response plans, and other related restrictions in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

In response to the Deepwater Horizon explosive incident and resulting oil spill in the Gulf of Mexico in April 2010, the Bureau of Ocean Energy Management and the Bureau of Safety and Environmental Enforcement, each agencies of the U.S. Department of the Interior (“DOI”), have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These governmental agencies have implemented and enforced new rules, Notices to Lessees and Operators (“NTLs”) and temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. Compliance with these added more stringent regulatory restrictions in addition to any uncertainties or inconsistencies in current decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development and oil spill-response plans could adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, developing and implementing new, more restrictive requirements such as, for example, the 2013 amendments to the federal Workplace Safety Rule regarding the utilization of a more comprehensive safety and environmental management system, (“SEMS”), which amended rule is sometimes referred to as SEMS II, and, more recently, the August 2014 Advanced Notice of Proposed Rulemaking that ultimately seeks to bolster the offshore financial assurance and bonding program.

Among other adverse impacts, these additional measures could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and incurrence of associated added costs, limit operational activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities. If similar material spill incidents were to occur in the future, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development. We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

Further, the deepwater areas of the Gulf of Mexico (as well as international deepwater locations) lack the degree of physical and oilfield service infrastructure present in shallower waters. Therefore, despite our oil spill-response capabilities, it may be difficult for us to quickly or effectively execute any contingency plans related to future events similar to the Deepwater Horizon incident. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Our estimates of future decommissioning obligations may vary significantly from period to period and are especially significant because our operations include the U.S. Gulf of Mexico.

We are required to record a liability for the discounted present value of our decommissioning obligations, including the plugging and abandonment of inactive, non-producing wells, removal of inactive or damaged platforms, facilities and equipment, and the restoration of land or seabed at the end of oil and natural gas production operations. These decommissioning costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future decommissioning costs in the U.S. Gulf of Mexico is especially difficult because most of the removal obligations are many years in the future, and decommissioning technologies are constantly evolving and may result in additional or increased costs. As a result, we may make significant increases or decreases to our estimated decommissioning obligations in future periods. For example, because we operate in the U.S. Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated decommissioning cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact. Accordingly, our estimate of future decommissioning obligations could differ dramatically from what we may ultimately incur as a result of damage from a hurricane.

Moreover, governmental authorities may amend existing, or adopt new, laws or regulations that impose more stringent requirements in how we provide financial assurance for these decommissioning obligations. For example, offshore exploration, development and production operators such as us are typically required to comply with stringent bonding requirements so as to assure that operators have the financial capacity to satisfy decommissioning obligations when they become due. Only recently, in August 2014, the BOEM published an Advance Notice of Proposed Rulemaking, pursuant to which it seeks to bolster its current bonding requirements for offshore oil and gas operations. Although it is not possible at this time to predict what, if any, changes BOEM would make to current bonding requirements, any such legal requirements that impose more stringent financial assurance requirements that we or other offshore operators in the industry were unable to fully satisfy could cause BOEM to require the covered offshore operations on federal leases to be suspended or terminated that, in the case of our operations, could materially and adversely affect our financial condition, cash flows and results of operations

In addition, the timing for pursuing decommissioning activities has accelerated for operators in the U.S. Gulf of Mexico following the DOI’s issuance of an NTL, effective October 15, 2010, that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease in the U.S. Gulf of Mexico. Historically, many oil and natural gas producers in the U.S. Gulf of Mexico have delayed the plugging, abandoning or removal of such idle iron until they met the final decommissioning regulatory requirement, which has been established as being within one year after the lease expires or terminates, a time period that sometimes is years after use of the idle iron has been discontinued. The recently issued NTL sets forth new standards that trigger decommissioning timing requirements; any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years’ time. Plugging or abandonment of wells may be delayed by two years if all of such well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs. Moreover, the implementation of this NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in an operator’s related asset retirement obligations.

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

For example, during September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge assumptions imposed by the BOEM. As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013 and we made downward revisions to eliminate Flatt’s Guitar proved undeveloped reserves.

Proved undeveloped reserves related to Flatt’s Guitar were estimated at 8.4 million barrels of oil equivalent at December 31, 2012, or 71.2% of our total proved undeveloped reserves and 33.3% of our total proved reserves at such date. These proved reserves had an estimated present value discounted at 10% using SEC reserves criteria and pricing (“PV-10”) of approximately $210.1 million at December 31, 2012.

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

We depend to a large extent on the services of certain key management personnel, including Howard A. Settle, our President, Chief Executive Officer, and Chairman of the Board of Directors, Ken Young, our Chief Operating Officer, Michael Willis, our Senior Vice President and a member of our Board of Directors, Jeff T. Craycraft, our Chief Financial Officer and Treasurer, and Elizabeth A. Barr, our Chief Administrative Officer. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and derivative strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success is dependent on our ability to continue to employ and retain skilled technical personnel. Competition for such professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Lower oil and natural gas prices may cause us to record ceiling test write downs.

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

Unless we replace crude oil and natural gas reserves, our future reserves and production will decline.

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

We are not the operator on all of our current properties, we will not be the operator on all of our future properties and therefore we will not be in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on certain of such properties.

We currently operate all but one of our wells (excluding our wells in Oklahoma). As we carry out our planned drilling program, we will not serve as operator of all planned wells. We conduct and intend to conduct many of our operations through joint ventures in which we share control with other parties. We are not the well operator for several of our joint ventures. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the project or us.

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

We do not maintain insurance for all of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Therefore, we will not be fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. As a result of a number of catastrophic events like the terrorist attacks on September 11, 2001 and Hurricanes Katrina, Rita, Gustav and Ike, as well as the Deepwater Horizon disaster, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered extensive damage from Hurricanes Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005, or if there is another catastrophic event similar to the Deepwater Horizon incident, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. Our business interruption insurance may not be economically available in the future, which could adversely impact business prospects in the Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well construction, drilling, water management, or completion activities, or waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance. See Item 1, “Business—Environmental and Occupational Health and Safety Matters” of this annual report.

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

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the CAA that, among other things, establish PSD provisions and Title V operating permit reviews of certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, onshore and offshore oil and natural gas production facilities, on an annual basis, which includes certain of our oil and natural gas operations.

While the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. For example, California, where we have operations, has adopted a cap and trade program and we are required to obtain allowances for our greenhouse gas emissions.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations that require reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Only recently, on January 14, 2015, the Obama Administration announced that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. Our offshore operations are particularly at risk from severe climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and natural gas from new wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We conduct hydraulic fracturing in our operations. The process is typically regulated by state oil and gas commissions or other similar state agencies but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.

From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Louisiana, Texas, Oklahoma and California, where we conduct operations, have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and local jurisdictions have banned hydraulic fracturing within their borders altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has also commenced a study of the potential environmental effects of hydraulic fracturing activities, with a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in the first half of 2015. These existing or future studies could spur initiatives to regulate hydraulic fracturing under the SDWA or under newly established legislation.

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

Indebtedness we may incur under the Term Loan Facility will bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our indebtedness and could materially reduce the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial indebtedness.

We may pursue acquisitions as part of our growth strategy and there are risks in connection with acquisitions.

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

In recent years, legislation has been proposed legislation that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination or postponement of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. Such tax legislation changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred by independent producers in connection with the exploration for, or development of, oil or natural gas within the United States and (iv) increases in tax rates. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals, tax reform efforts, or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available to us with respect to our oil and natural gas exploration and development activities, and any such change could have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 19,673 square foot building in The Woodlands, Texas. We lease 7,735 square feet of office space in Lexington, Kentucky from one of our affiliates that expires on December 31, 2015. For more information, see Item 13, “Certain Relationships and Related Party Transactions.” In addition, we also lease (i) 14,456 square feet of office space in New Orleans, Louisiana, which expires on May 31, 2016; and (ii) 288 square feet of office space in Bakersfield, California, which is leased on a month to month basis.

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

As previously disclosed, on January 25, 2011, the Company filed suit against the United States Government in United States Court of Federal Claims in Washington D.C. claiming a breach of contract on the lease governing the EB 920 Project, an offshore lease located in the deep waters of the Gulf of Mexico. In March 2013, the United States Court of Federal Claims granted the U.S. Government’s motion for summary judgment on those claims. On September 5, 2013, the Company filed an appeal to the summary judgment in United States Federal Circuit Court of Appeal in Washington D.C., reasserting our claim of a breach of contract by the U.S. Government with respect to the EB 920 Project. There are a number of issues relative to the Government’s breach of the Company’s lease. A major claim of breach is that due to the post-lease change in the rules of calculation of the WCD under Notice to Lessees 2010-06 (“NTL06”), the Company can no longer receive a permit to drill EB 920. The Company cannot develop the lease or receive the benefit of the proved reserves which exist on the lease and for which the Company paid the Government $23.2 million. The new post-lease rules of calculation for WCD did not exist prior to the issuance of NTL06. The Company argues that the post-lease changes to the method of the calculation are substantive both in terms of volumes and financial responsibility. The Government argues they are not substantive. A panel of judges heard the appeal in early January 2014. In March 2014, our appeal was denied. On April 24, 2014, the Company filed a Combined Petition for Panel Rehearing and for Rehearing En Banc. In July 2014, our Combined Petition for Panel Rehearing and for Rehearing En Banc was denied. On October 17, 2014, the Company filed a Petition for a Writ of Certiorari with the Supreme Court of the United States seeking review of the court of appeals’ decision. In January 2015, the Supreme Court denied our Petition for a Writ of Certiorari.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on a United States established public trading market. As of March 27, 2014, there were 204 holders of record of our common stock. The Company did not pay dividends during 2014. During 2013, dividends were paid at $25.00 per share to shareholders of record of our common stock effective March 15, 2013. During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, September 24, 2012 and December 17, 2012. The Board of Directors, in its discretion, will continue to make decisions regarding the payment of dividends on a quarterly basis. In addition, the indenture, dated September 24, 2010, we entered into in connection with the issuance of our 12.50% Senior Secured Notes due 2015, limits our ability to pay dividends.

Item 6. Selected Financial Data

The following table presents our summary consolidated historical financial data for the periods and as of the dates indicated. The statement of operations and balance sheet data for the five years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our consolidated financial statements. For further information that will help you better understand the summary data, you should read this financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and other financial information included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected for any future periods.

	2014	2013	2012	2011	2010
In thousands
Statement of Operations Data:
Revenues
Gas sales	$60,422	$62,953	$63,535	$87,064	$79,331
Oil sales	67,658	91,618	119,504	113,722	83,122
Gains (losses) on derivatives, net	15,056	(5,038)	20,769	13,650	17,417

Total revenues	143,136	149,533	203,808	214,436	179,870
Costs and expenses:
Production and delivery costs	27,339	35,003	35,529	34,326	31,569
Production taxes Workover costs	7,468 2,143	7,965 3,729	9,314 2,772	10,259 7,730	5,732 10,470
Depreciation, depletion and amortization	158,064	426,061	118,041	71,763	67,312
General and administrative expenses	14,434	21,359	20,780	28,861	16,731

Total operating expenses	209,448	494,117	186,436	152,939	131,814

Income (loss) from operations	(66,312)	(344,584)	17,372	61,497	48,056
Other income (expenses):
Interest income	191	117	78	244	276
Interest expense	(34,829)	(29,686)	(21,315)	(17,198)	(9,057)
Gain on extinguishment of senior secured notes	6,718	—	—	—	—
Loss on equity investment	—	—	—	(2,044)	(5,156)
Loss on sale or disposal of inventory	—	—	(954)	(20)	(1,463)
Other income (expense), net	(960)	(126)	431	204	434

Total other income (expenses)	(28,880)	(29,695)	(21,760)	(18,814)	(14,966)

Income (loss) before taxes	(95,192)	(374,279)	(4,388)	42,683	33,090
Income tax provision (benefit)	(10,677)	(134,080)	(1,796)	17,295	5,794

Net income (loss) including noncontrolling interest	(84,515)	(240,199)	(2,592)	25,388	27,296
Net income attributable to noncontrolling interest	1,279	1,218	1,314	1,524	1,682

Net income (loss) attributable to RAAM Global	$(85,794)	$(241,417)	$(3,906)	$23,864	$25,614

Statement of Cash Flows Data:
Capital expenditures	$111,394	$126,320	$180,500	$228,178	$86,936
Cash flow provided by (used in):
Operating activities	42,307	78,742	128,278	172,928	114,209
Investing activities	(115,154)	(52,652)	(155,007)	(246,034)	(87,838)
Financing activities	71,636	(3,903)	43,657	43,817	25,773
Balance Sheet Data (at period end):
Cash and cash equivalents	$89,647	$90,858	$68,671	$51,743	$81,032
Oil and gas properties, net	242,100	287,118	654,268	615,907	461,363
Total assets	391,626	426,612	779,454	744,552	621,698
Total debt, including current portion	326,559	256,111	254,541	204,634	152,653
Total shareholders’ equity	(37,759)	50,015	293,549	302,391	295,201

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

Overview

We are a privately held oil and natural gas exploration and production company engaged in the exploration, development, production and acquisition of oil and gas properties. Our operations are mainly located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas and California. We focus on the development of both conventional and unconventional resource plays.

We are currently focused on evaluating and developing our asset base and optimizing our acreage positions. Our current drilling program focuses on our core area in Breton Sound. This has historically been a very successful field for us. We are currently in the process of drilling one well in Breton Sound. We expect this well to reach total depth late in the second quarter of 2015. Based on the outcome of this well, we have three additional prospects in the Breton Sound area that we hope to drill later in 2015.

We have recently discovered a new field, East Cox Bay, in the shallow waters of the Gulf of Mexico that has comparable 3D seismic signatures to our Breton Sound field. In February 2015, we successfully brought our first well in this field online. As of March 27, 2015, this well was producing at 442 Boe per day. We currently have six prospects under lease in this field. We feel this field could become a key area for us and plan to drill several of these prospects later in 2015.

At December 31, 2014, based on the reserve reports, our estimated total proved oil and natural gas reserves, of which all are estimated proved developed reserves, were approximately 8,898 MBoe. Oil comprises approximately 32% of our total estimated proved reserves. For the year ended December 31, 2014, daily production averaged 7,660 Boepd.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. The recent declines in oil prices have adversely affected our financial position and results of operations and sustained periods of low prices for oil and natural gas are likely to materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

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

	2014
	2014	Q1	Q2	Q3	Q4
Oil:
Average price before derivatives ($/Bbl)(1)	$94.70	$100.03	$104.29	$98.53	$73.86
Average price differentials(2)	$2.24	$5.52	$5.61	$1.74	$(3.91)
Natural Gas:
Average price before derivatives ($/Mcf)(1)	$4.84	$5.33	$5.20	$4.63	$4.10
Average price differentials(2)	$(0.16)	$0.18	$(0.19)	$(0.15)	$(0.48)

	2013
	2013	Q1	Q2	Q3	Q4
Oil:
Average price before derivatives ($/Bbl)(1)	$103.52	$107.90	$106.94	$114.74	$82.87
Average price differentials(2)	$11.30	$18.03	$14.84	$7.93	$4.39
Natural Gas:
Average price before derivatives ($/Mcf)(1)	$4.24	$4.03	$4.55	$4.04	$4.38
Average price differentials(2)	$(0.03)	$0.06	$(0.12)	$(0.11)	$0.03

(1)	Average prices presented do not give effect to our derivative contracts, the monetization of oil derivatives during February 2013 or the monetization of oil and gas derivatives during June, July and September 2014. Please see “— Oil and Gas Derivatives” for a discussion of our derivative activities.
(2)	Price differential compares oil and natural gas prices, without giving effect to derivative contract settlements, to West Texas Intermediate crude index prices and Henry Hub natural gas prices, respectively.

Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the United States dollar in international currency markets. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America. As a result of increased U.S. production as well as other global supply and demand factors, NYMEX crude oil prices declined by nearly 50% during the fourth quarter of 2014. As of March 25, 2015, NYMEX WTI was $49.21 per barrel and the three-year forward curve for NYMEX WTI was $58.83 per barrel.

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

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of crude oil and natural gas produced, (2) crude oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) Adjusted EBITDA. The following table contains financial and operational data for each of the three years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Average daily production:
Oil (Bbl per day)	1,957	2,425	3,015
Natural gas (Mcf per day)	34,218	40,711	50,304
Oil equivalents (Boe per day)	7,660	9,210	11,399
Average prices:(1)
Oil ($/Bbl)	$94.70	$103.52	$108.28
Natural gas ($/Mcf)	$4.84	$4.24	$3.45
Oil equivalents ($/Boe)	$45.81	$45.98	$43.87
Production and delivery costs ($/Boe)	$9.78	$10.41	$8.52
General and administrative expense ($/Boe)	$5.16	$6.35	$4.98
Net loss attributable to RAAM Global (in thousands)	$(85,794)	$(241,417)	$(3,906)
Adjusted EBITDA(2) (in thousands)	$76,268	$84,730	$143,731

(1)	Average prices presented do not give effect to our derivative contracts, the monetization of oil derivatives during February 2013 or the monetization of oil and gas derivatives during June, July and September 2014. Please see “— Oil and Gas Derivatives” for a discussion of our derivative activities.
(2)	Adjusted EBITDA as used herein represents net income (loss) before net (gains) losses on derivatives, net of cash settlements received or paid, interest expense, income taxes, and depreciation, depletion and amortization. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity and as an indicator of our ability to make capital expenditures, service debt and finance working capital requirements. Management believes that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies in our industry. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes noncash expense items, such as depletion. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net loss attributable to RAAM Global	$(85,794)	$(241,417)	$(3,906)
Net (gains) losses on derivatives, net of cash settlements received or paid	(20,154)	4,480	10,077
Interest expense	34,829	29,686	21,315
Depreciation, depletion and amortization	158,064	426,061	118,041
Income taxes	(10,677)	(134,080)	(1,796)

Adjusted EBITDA	$76,268	$84,730	$143,731

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

Income tax (benefit) provision. The asset and liability method prescribed by the Financial Accounting Standards Board’s guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. Our income tax provision consists of both (a) current federal, state, and local income tax (benefits) expenses and (b) deferred federal, state, and local income tax (benefits) expenses.

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2014, 2013 and 2012. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenues:
Gas sales	$60,422	$62,953	$63,535
Oil sales	67,658	91,618	119,504
Gains (losses) on derivatives, net	15,056	(5,038)	20,769

Total revenues	143,136	149,533	203,808
Costs and expenses:
Production and delivery costs	27,339	35,003	35,529
Production taxes	7,468	7,965	9,314
Workover costs	2,143	3,729	2,772
Depreciation, depletion and amortization	158,064	426,061	118,041
General and administrative expenses	14,434	21,359	20,780

Total operating expense	209,448	494,117	186,436

Income (loss) from operations	(66,312)	(344,584)	17,372
Other income (expenses):
Interest expense, net	(34,638)	(29,569)	(21,237)
Gain on extinguishment of senior secured notes	6,718	—	—
Loss on sale or disposal of inventory	—	—	(954)
Other income (expense), net	(960)	(126)	431

Total other income (expenses)	(28,880)	(29,695)	(21,760)

Loss before taxes	(95,192)	(374,279)	(4,388)
Income tax benefit	(10,677)	(134,080)	(1,796)

Net loss including noncontrolling interest	(84,515)	(240,199)	(2,592)
Net income attributable to noncontrolling interest	1,279	1,218	1,314

Net loss attributable to RAAM Global	$(85,794)	$(241,417)	$(3,906)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Oil and natural gas production. Oil and natural gas production for the year ended December 31, 2014 decreased to 2.8 MMBoe from 3.4 MMBoe for the year ended December 31, 2013. Gas and oil production for the year ended December 31, 2014 decreased by 16% and 19%, respectively, over the year ended December 31, 2013. The decrease in production during 2014 was mainly because production realized from the drilling of new wells during 2014 did not fully offset the normal production declines from our more mature wells.

Total revenues. Total revenues for the year ended December 31, 2014 decreased to $143.1 million from $149.5 million for the year ended December 31, 2013. Gas revenues (exclusive of derivatives) decreased by $2.5 million due to lower gas volumes. Gas prices increased by 14% from an average price of $4.24 for the year ended December 31, 2013 to an average gas price of $4.84 for the year ended December 31, 2014.

Oil revenues (exclusive of derivatives) decreased by $24.0 million due to lower oil volumes and lower oil prices. Oil prices decreased by 9% from an average oil price of $103.52 for the year ended December 31, 2013 to an average oil price of $94.70 for the year ended December 31, 2014.

Gains (losses) on derivatives, net. Gains (losses) on derivatives, net, were a gain of $15.1 million for the year ended December 31, 2014 as compared to a loss of $5.0 million for the year ended December 31, 2013. The fluctuation from year to year is mainly due to the large decrease in oil prices as of the balance sheet date resulting in a large increase in the fair values of our outstanding derivative contracts as of December 31, 2014 as compared to those at December 31, 2013.

During 2014, the Company’s average price of $45.81 per Boe from the sale of oil and natural gas was approximately the same as its average sales price of $45.98 per Boe as of December 31, 2013. Natural gas prices were approximately 14% higher during 2014 over 2013 while oil prices were approximately 9% lower during 2014 over 2013.

Operating Costs and Expenses

Production and delivery costs. Our production and delivery costs for 2014 decreased in total to $27.3 million, or $9.78 per Boe, from $35.0 million in 2013, or $10.41 per Boe. The decrease in production and delivery costs was primarily attributable to lower lift boat costs, insurance, labor, and tools and supplies.

Production taxes. Production taxes for 2014 decreased to $7.5 million from $8.0 million in 2013. The Company pays production taxes to state governments at rates specified by geographic location and commodity. The decrease in production taxes is mainly a result of the decrease in realized oil and gas revenues between periods, partially offset by a higher gas severance tax rate.

Workover costs. Our workover costs for 2014 decreased to $2.1 million, or $0.77 per Boe, from $3.7 million in 2013, or $1.11 per Boe. Workovers are performed on wells that need certain mechanical changes or enhancements to maintain or increase production. Workover projects performed during 2014 had lower lift boat and transportation costs than those performed during 2013.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for 2014 decreased to $158.1 million from $426.1 million in 2013. Depreciation, depletion and amortization for the year ended December 31, 2014 decreased to $56.53 per Boe including the effect of the ceiling test write-downs ($24.87 per Boe, excluding the ceiling test write-downs) down from $126.75 per Boe including the effect of the ceiling test write-downs during 2013 ($26.77 per Boe, excluding the ceiling test write-downs) for the year ended December 31, 2013. The decrease in depreciation, depletion and amortization was primarily due to “ceiling test” write-downs of $88.5 million during 2014 as compared to write downs of $336.0 million during 2013. Of the $88.5 million in ceiling test write-downs recorded during 2014, $30.2 million was related to revisions in the Company’s reserves due to our current debt position causing us to be unable to demonstrate an ability to develop our proved undeveloped reserves and certain of our proved developed non-producing reserves.

General and administrative expenses. General and administrative expenses decreased to $14.4 million in 2014 down from $21.4 million in 2013. The decrease in general and administrative expenses was primarily due to stock-based compensation awarded to employees for sales of certain non-core assets during 2013, which did not recur in 2014, as well as lower consultant costs and lower data processing costs, partially offset by higher bank transactions fees in 2014.

Interest expense, net. Net interest expense increased to $34.6 million in 2014 up from $29.6 million in 2013 due to higher debt levels and a higher weighted average interest rate. Debt balances averaged $275.3 million during 2014 and $250.0 million during 2013. Interest rates averaged 12.1% during 2014 and 11.9% during 2013. Amounts of interest expense capitalized to net oil and gas properties during 2014 and 2013 are discussed in Item 8, “Notes to Consolidated Financial Statements—Note 2, Significant Accounting Policies.”

Other income (expense), net. For 2014, other expense was $960,000 as compared to other expense of $126,000 in 2013. The increase was mainly due to inventory write downs during 2014 due to obsolescence of certain pipe inventory, partially offset by certain transition service fees received by the Company during 2014.

Income tax benefit. For 2014, the Company recorded an income tax benefit of $10.7 million as compared to an income tax benefit of $134.1 million for 2013. Income tax benefits recognized were based on effective tax rates of 11.2% for 2014 and 35.8% for 2013. The Company’s effective tax rate differs from the statutory U.S. federal income tax rate primarily because of state and local income taxes, tax percentage depletion in excess of cost basis and changes in the valuation allowance.

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

Total revenues. Total revenues for the year ended December 31, 2013 decreased to $149.5 million from $203.8 million for the year ended December 31, 2012. Gas revenues (exclusive of derivatives) decreased by $0.6 million due to the net effects of lower gas volumes and higher gas prices. Gas prices increased by 23% from an average price of $3.45 for the year ended December 31, 2012 to an average gas price of $4.24 for the year ended December 31, 2013.

Oil revenues (exclusive of derivatives) decreased by $27.9 million due to lower oil volumes and lower oil prices. Oil prices decreased by 4% from an average oil price of $108.28 for the year ended December 31, 2012 to an average oil price of $103.52 for the year ended December 31, 2013.

Gains (losses) on derivatives, net. Gains (losses) on derivatives, net, were a loss of $5.0 million for the year ended December 31, 2013 as compared to a gain of $20.8 million for the year ended December 31, 2012. During 2012, the Company monetized gas derivatives and received $23.3 million which mainly accounts for the significant difference between the two years. The remainder of the fluctuation from year to year is due to the volatility of oil and natural gas prices and changes in the fair values of our outstanding derivative contracts during these periods.

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

Liquidity and Capital Resources

Our primary sources of liquidity to date have been capital contributions from shareholders, borrowings under our Term Loan Facility, debt financings, sales of non-core assets and cash flows from operations. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. The Company has substantial debt due during 2015, including $238.0 million of Senior Secured Notes due October 1, 2015 and $85.0 million under the Term Loan Facility due July 2, 2015, if the Senior Secured Notes have not been refinanced by this date. The $85.0 million under the Term Loan Facility is not due until September 12, 2016, if the Senior Secured Notes are refinanced prior to July 2, 2015. We are actively working with investment banking advisors to pursue alternative financing. No assurance can be given that such financing will be available on terms that are acceptable to us, or at all.

Additionally, we will not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015. However, under the terms of the indenture for the Senior Secured Notes, there is a 30-day grace period during which we could elect to make the interest payment and cure any potential event of default for non-payment by May 1, 2015. Absent payment of the interest by the end of the cure window on May 1, 2015, we will be in default under the indenture for the Senior Secured Notes, which will result in the acceleration of our obligation to repay all principal and interest due under the Senior Secured Notes.

If we do not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015, the non-payment will also constitute a default under the Fifth Amended and Restated Credit Agreement. During the continuance of such default, our rights and the rights of our subsidiaries pursuant to the Fifth Amended and Restated Credit Agreement will be impacted, among other things, as follows: (i) the borrowers will not have a consent right to any assignments of loans by the lenders, (ii) any and all net proceeds received by or for the account of the Company or our subsidiaries from certain asset dispositions, casualty events, and condemnations, and certain other receipts of cash out of the ordinary course of business (including future tax refunds) must be applied to prepay the term loans without the benefit of any reinvestment or restoration rights and without the benefit of a $5,000,000 exclusion for certain asset disposition proceeds, (iii) we and our subsidiaries will not be permitted to receive regularly scheduled payments on account of any subordinated obligations owed to them by another loan party without the consent of the majority lenders, (iv) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of any oil and gas properties to which no proved reserves are attributed that are sold for fair market value for cash to a non-affiliate, and (v) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of oil and gas properties to which proved reserves are attributed that are sold for fair market value for cash to a non-affiliate in an amount in the aggregate (taking into account all such sales of the Company and our subsidiaries) not in excess of $10,000,000 for all such dispositions in any 12-month period. Additionally, if we do not make our scheduled interest payment to the holders of the Senior Secured Notes by May 1, 2015, the non-payment will also constitute an event of default under the Fifth Amended and Restated Credit Agreement at which time the administrative agent at any time and from time to time may, and upon written instruction from the majority lenders will, accelerate our obligation to repay all principal and interest due under the Fifth Amended and Restated Credit Agreement.

Without access to additional liquidity, we will not be able to fund our commitments to the holders of the Senior Secured Notes, including the April 1, 2015 interest payment, or the lenders under the Term Loan Facility and will be in default under the Senior Secured Notes and the Term Loan Facility. If these defaults occur, we will be unable to continue as a going concern.

As of December 31, 2014, the Company had $89.6 million in cash and cash equivalents, as well as $13.8 million of restricted cash in escrow for plugging and abandonment work. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline into 2015. These declines in commodity prices have negatively impacted revenues, earnings and cash flows and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. Over the next six months, the Company intends to fund general and administrative expenses, interest payments, and capital expenditures from cash on hand and cash flows from operations. The detailed budget below provides more information on our planned capital expenditures during 2015.

We have a total capital expenditure budget of $62 million for 2015. During 2014, we invested $111 million on capital expenditures. Our capital budget may need to be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices remain depressed or further decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Although we have budgeted $62 million for 2015, the ultimate amount of capital we will expend may fluctuate materially based on our ability to refinance our debt, market conditions and the success of our drilling results as the year progresses. To date, our 2015 capital budget has been funded from our cash flows from operations and existing cash balances.

We currently expect that $62 million of our 2015 capital budget will be funded from our cash flow from operations in 2015, including projected cash flow from new wells, and existing cash balances. We have pre-funded $13.8 million of plugging and abandonment costs for work expected to be performed during 2015. This balance is in an escrow account and is recorded as restricted cash. We expect to add another $7 million incrementally during 2015 to fund required plugging and abandonment projects.

Capital Expenditure Budget

The 2015 capital budget consists of:

•	$10 million for geological and geophysical costs, including leasing;

•	$4 million for offshore Gulf of Mexico drilling and development;

•	$42 million for offshore State waters drilling and development;

•	$1 million for onshore conventional drilling and development; and

•	$5 million for California drilling and development.

Term Loan Facility

On September 12, 2014, the Company entered into a Fifth Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and the lenders party thereto (the “Fifth Amended and Restated Credit Agreement”). The Fifth Amended and Restated Credit Agreement provides the Company with an $85.0 million term loan facility (the “Term Loan Facility”) which is secured by a first lien on substantially all of the Company’s real and personal property. As of December 31, 2014, $85.0 million was outstanding under the Term Loan Facility. The maturity date for the Term Loan Facility is the earlier of September 12, 2016 or 91 days prior to the maturity date of the Senior Secured Notes. The annual interest rate on the Term Loan Facility is 6.5%, plus the greater of the LIBOR rate for the interest period or 1%. At December 31, 2014, the interest rate was 7.5%.

Interest is payable quarterly on September 30, December 31, March 31, and June 30 of each year, which commenced on September 30, 2014.

The proceeds of the term loan incurred under the Fifth Amended and Restated Credit Agreement were or will be used to (a) repay all expenses, fees or indemnitees outstanding under the Fourth Amended and Restated Credit Agreement dated as of November 29, 2011, (b) finance capital expenditures associated with the Company’s oil and gas properties, (c) provide working capital for the Company’s operations and (d) pay transaction fees and expenses incurred in connection with the transactions contemplated by the Fifth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement contains customary restrictions on, among other things the Company’s ability to incur debt, grant liens on their property, make dispositions or investments, enter into mergers or issue new securities, make distributions, enter into affiliate transactions, enter into hedging contracts, amend their organizational documents and create new subsidiaries. In addition, the Fifth Amended and Restated Credit Agreement requires the Company to maintain the following financial covenants as defined in the agreement: (i) a minimum Current Ratio of 1.0:1.0 as of the end of each fiscal quarter (per the terms of the credit agreement, the Senior Secured Notes and Term Loan Facility are excluded in the calculation of the Current Ratio), (ii) a maximum First Lien Leverage Ratio of 2.0:1.0 as of the end of each fiscal quarter for the four immediately preceding fiscal quarters and (iii) a minimum PDP Asset Coverage Ratio of 1.0:1.0 as of January 1, 2015 and 1.1:1.0 as of April 1, 2015, July 1, 2015, January 1, 2016 and July 1, 2016. As of December 31, 2014, the Company was in compliance with all of these financial covenants.

12.50% Senior Secured Notes due 2015

On September 24, 2010, we completed an offering of $150.0 million senior secured notes at a coupon rate of 12.5% (the “Original Notes”) with a maturity date of October 1, 2015. Interest on the Original Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, which commenced on April 1, 2011, to holders of record at the close of business on the preceding March 15 or September 15. Interest on the Original Notes is computed on the basis of a 360-day year of twelve 30-day months. The Original Notes were sold at 99.086% of their face amount and were recorded at their discounted amount, with the discount to be amortized over the life of the notes. We used a portion of the net proceeds from the offering to repay all outstanding indebtedness under our previous revolving credit facility and the remainder of the proceeds was used to fund a portion of our planned capital expenditures for development and drilling. On May 10, 2011, we closed an exchange offer registering substantially all of the Original Notes.

On July 15, 2011, we completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Secured Notes due 2015 (the “Additional Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which we initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original Notes. On November 18, 2011, we closed an exchange offer registering all of the Additional Notes.

On April 11, 2013, we successfully completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Secured Notes due 2015 (the “New Additional Notes,” and together with the Original and Additional Notes, the “Senior Secured Notes”). The New Additional Notes are additional notes issued pursuant to the indenture dated as of September 24, 2010, pursuant to which we issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental

Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. We used the net proceeds from the offering to repay existing indebtedness under our previous revolving credit facility and for general corporate purposes. On November 5, 2013, we closed an exchange offer registering all of the New Additional Notes.

As of December 31, 2014, a total of $238.0 million notional amount of the Senior Secured Notes was outstanding. The carrying amount of the Senior Secured Notes including unamortized premium and discount was $238.4 million as of December 31, 2014.

The Senior Secured Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Term Loan Facility. The Senior Secured Notes and the guarantees are secured by a security interest in substantially all of our and our existing future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Term Loan Facility, subject to certain exceptions. Pursuant to an intercreditor agreement, dated as of September 24, 2010, the lien securing the Senior Secured Notes is subordinated and junior to liens securing our Term Loan Facility.

Cash Flows

The table below discloses the net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	(dollars in thousands)
	2014	2013	2012
Net cash provided by operating activities	$42,307	$78,742	$128,278
Net cash used in investing activities	(115,154)	(52,652)	(155,007)
Net cash provided by (used in) financing activities	71,636	(3,903)	43,657

Net (decrease) increase in cash and equivalents	$(1,211)	$22,187	$16,928

Cash Flows Provided by Operating Activities

Cash provided by operating activities was $42.3 million during 2014 as compared to cash provided by operating activities of $78.7 million during 2013. The decrease in operating cash flows during 2014 was principally attributable to changes in derivative balances and higher settlements of asset retirement obligations during 2014 as compared to 2013.

Cash provided by operating activities was $78.7 million during 2013 as compared to cash provided by operating activities of $128.3 million during 2012. The decrease in operating cash flows during 2013 was principally attributable to the timing of receipts on accounts receivable, the timing of payments on accounts payable and higher interest due on the Senior Secured Notes at year-end 2013 as compared to year-end 2012.

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

Cash Flows Used in Investing Activities

Investing activities used cash totaling $115.2 million during 2014 as compared to cash used in investing of $52.7 million during 2013. Cash used in investing activities increased in 2014 as compared to 2013 primarily because 2013 capital expenditures of $126.3 million were offset by $68.9 million of proceeds from property sales and property sales during 2014 were only $0.5 million. Capital expenditures of $111.4 million during 2014 were lower than 2013 capital expenditures of $126.3 million primarily because of decreased drilling onshore Texas and the joint venture arrangement for drilling in Louisiana state waters under which the Company has minor working interests for the drilling phases of projects.

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

Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	Year Ended December 31,
	(dollars in thousands)
	2014	2013	2012
Project Area
Federal	$19,113	$12,974	$3,193
State waters	29,451	40,226	64,510
Onshore Texas and Louisiana	34,270	45,070	84,684
Oklahoma, California and Mid-Continent	28,560	28,050	28,113

Total	$111,394	$126,320	$180,500

Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities was $71.6 million during 2014 as compared to cash used in financing activities of $3.9 million during 2013. Cash flows provided by financing activities during 2014 consisted of $84.5 million of financing (net of original issue discount) obtained pursuant to a new credit agreement and $4.5 million of borrowings for our insurance premium financing partially offset by payments of $5.9 million on borrowings and $5.2 million on the 2015 Senior Secured Notes, $3.3 million purchase of noncontrolling interest and $2.9 million of deferred loan costs on the new financing.

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

While the use of these derivative contracts limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of derivative contracts may involve basis risk. The use of derivative contracts also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. As required by the Fifth Amended and Restated Credit Agreement, the Company’s derivative counterparties are limited to our secured lenders, which helps to minimize any potential non-performance risk. All of our derivative contracts are settled based upon reported settlement prices on the NYMEX. None of our derivative contracts have been designated as cash flow hedges.

At December 31, 2014, commodity derivative instruments were in place covering approximately 47% of our projected oil and natural gas sales for 2015 and 41% of our projected oil and natural gas sales for 2016.

As of December 31, 2014, we had entered into the following oil derivative instruments:

	NYMEX Contract Price
	Total Swaps
Period	Volume in Bbls/Mo	Strike Price
2015	22,338	$89.44
2016	15,335	$88.12

As of December 31, 2014, we had entered into the following natural gas derivative instruments:

	Total Swaps
Period	Volume in MBtu/Mo	Weighted Average Fixed Price
2015	429,049	$4.02
2016(1)	36,948	$4.08

(1)	The Company currently only has derivative transactions via swaps for volumes in the first quarter of 2016. The calculation of average hedged volumes is for the full year of 2016.

	NYMEX Contract Price
	Sell Put		Buy Put
Period	Volume in MBtu/Mo	Strike Price	Volume in MBtu/Mo	Strike Price
2015	316,430	$3.50	—	—
2016	240,397	$3.50	240,397	$4.00

	NYMEX Contract Price
	Sell Call
Period	Volume in MBtu/Mo	Strike Price
2016	240,397	$4.73

Please see Item 8, “Notes to Consolidated Financial Statements–Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report for additional discussion regarding the accounting applicable to our derivative program.

Contractual Obligations

We have various contractual obligations in the normal course of our operations and financing activities. The following schedule summarizes our contractual obligations and other contractual commitments as of December 31, 2014 in thousands:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
12.50% Notes Due 2015(1)	$260,313	$260,313	$—	$—	$—
Term Loan Facility Due 2015(2)	88,188	88,188	—	—	—
Promissory note(3)	3,472	298	651	651	1,872
Other indebtedness(4)	1,235	1,235	—	—	—
Operating leases(5)	709	569	140	—	—

Total	$353,917	$350,603	$791	$651	$1,872

(1)	A principal repayment of $238 million is included in the Less Than 1 Year column. All other amounts represent interest.
(2)	A principal repayment of $85 million is included in the Less Than 1 Year column. All other amounts represent interest.
(3)	Consists of a promissory note with Business Property Lending Inc. in the aggregate principal and interest amount of $3.5 million relating to the construction of our Houston, TX office building.
(4)	Consists of $1.2 million of outstanding indebtedness relating to the financing of the premiums on our annual insurance policy.
(5)	Consists of office space leases for our Lexington, KY, New Orleans, LA, and Lakewood, CO offices.

There were no drilling rig commitments at December 31, 2014.

As of December 31, 2014, the Company has asset retirement obligations of $14.5 million recorded in current liabilities. These are expected to be settled within one year. As of December, 31, 2014, the Company has asset retirement obligations of $30.1 million recorded in long-term liabilities. The Company does not have these amounts classified by year expected to settle in the table above due to the unpredictable nature of plugging and abandonment obligations. The expected lives of these wells could change from period to period.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Oil and Natural Gas Properties

The Company uses the full-cost method of accounting for exploration and development costs. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including interest related to significant properties being evaluated and directly related overhead costs, are capitalized. Capitalized overhead costs amounted to $7.4 million, $8.2 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company capitalized interest of $2.0 million, $2.4 million and $6.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to significant properties not subject to amortization.

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $27.9 million and $45.8 million at December 31, 2014 and December 31, 2013, respectively. The Company believes that the unevaluated properties at December 31, 2014 will be substantially evaluated during 2015, 2016 and 2017, and the costs will begin to be amortized at that time.

Each quarter, we review the carrying value of our capitalized oil and gas properties under the full cost accounting guidance of the SEC. This review is referred to as a “ceiling test.” Capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount equal to the sum of the estimated present value of future net cash flows from proved reserves discounted at 10%, less estimated future expenditures to be incurred in developing and producing the proved reserves based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, each after income tax effects. To calculate estimated future net revenues, current prices are calculated using the average of the first-day-of-the-month price for the trailing 12-month period. The Company recorded $88.5 million, $336.0 million and $37.0 million of non-cash write downs of the carrying value of its proved oil and natural gas properties during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of “ceiling test” limitations. Future evaluation of unevaluated properties, oil and gas sales prices and changes in proved reserve estimates will affect the results of future ceiling tests.

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

Our estimated proved reserves for the year ended December 31, 2012 were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, H.J. Gruy and Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and Cawley, Gillespie & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For the year ended December 31, 2013, our estimated proved reserves were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm, and Cawley, Gillespie & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For the year ended December 31, 2014, our estimated proved reserves were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm.

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

During the fourth quarter of 2013, the Company completed asset sales totaling $51.6 million to an unrelated third party. The Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado for $41.8 million and approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma for $9.8 million. The Oklahoma acreage sold included 3.6% of the Company’s total proved reserves at December 31, 2012. These amounts were recorded as reductions to net oil and gas properties on the accompanying consolidated balance sheet with no impact on the statement of operations because the sales did not significantly alter the relationship between capitalized costs and proved reserves.

During the first quarter of 2013, the Company sold a 50% working interest in undeveloped acreage onshore Texas to an unrelated third party for $17.3 million. The Company received a $17.3 million net carry from this unrelated third party. The sale was recorded as a reduction to our net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of opearations because the sale did not significantly alter the relationship between capitalized costs and proved reserves.

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

Asset Retirement Obligations

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) guidance related to accounting for asset retirement obligations and FASB guidance on accounting for conditional asset retirement obligations, costs associated with the retirement of fixed assets (e.g., oil and gas production facilities, etc.) that the Company is legally obligated to incur are accrued. The fair value of the obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and are depreciated over the life of the applicable asset. The asset retirement cost recorded in oil and gas properties being amortized at December 31, 2014 was $44.0 million. The asset retirement liability at December 31, 2014 was $44.6 million. Accretion of the discounted asset retirement obligations is recognized as an increase in the carrying amount of the liability and as an expense within depreciation, depletion and amortization in the accompanying consolidated statement of operations. Other critical assumptions used to calculate asset retirement obligations include reserve lives as reported by our independent oil and natural gas reservoir engineering consulting firm, current market rates for plugging and abandonment activities and historical costs the Company has incurred on its plugging and abandonment activities.

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

The Company recognizes its derivative instruments on the consolidated balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Gains (losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Gains (losses) on derivatives, net in the accompanying consolidated statements of operations. See Item 8, “Notes to Consolidated Financial Statements—Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report for further details.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 615, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods and services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods and services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis.

Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 or 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management that may include the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity Price Risk

Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the WTI price for crude oil and spot market prices applicable to our United States natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Hypothetical changes in commodity prices chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations. However, since it is not possible to accurately predict future changes in commodity prices, this hypothetical change may not necessarily be an indicator of probable future fluctuations. Based on our average daily production for the year ended December 31, 2014, our oil sales would increase or decrease by approximately $7.1 million for each $10.00 per barrel change in crude oil prices and our gas sales would increase or decrease by approximately $12.5 million for each $1.00 per MMBtu change in natural gas prices, excluding the effects of existing commodity derivatives.

To partially reduce price risk caused by these market fluctuations, we utilize derivative transactions to reduce the variability in cash flows associated with a portion of our anticipated crude oil and natural gas production as part of our risk management program. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of derivative transactions also involves the risk that counterparties will be unable to meet the financial terms of such transactions. As required by the Fifth Amended and Restated Credit Agreement, the Company’s derivative counterparties are limited to our secured lenders, which helps to minimize any potential non-performance risk.

At December 31, 2014, $17.2 million represented the fair value of the commodity derivatives. This $17.2 million was made up of approximately $11.7 million in current assets and $5.5 million in long-term assets. At December 31, 2013, $(2.9) million represented the fair value of the commodity derivatives. This $(2.9) million was made up of approximately $1.6 million in assets, which were recorded in long-term assets and $(4.5) million in liabilities recorded in current and long-term liabilities. A 10% increase in prices used at December 31, 2014 would have reduced the asset fair value by $3.9 million and a 10% decrease in prices would have increased the asset fair value by $3.7 million.

As of December 31, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2015 and 2016:

		Volume in	NYMEX
	Contract	MMBtus/	Strike
Remaining Contract Term	Type	Month	Price
January 2015 - March 2015	Swap	212,973	$4.09
January 2015 - December 2015	Swap	375,806	$4.01
January 2015 - December 2015	Put - Sell	316,430	$3.50
January 2016	Swap	81,354	$4.02
January 2016 - March 2016	Swap	120,675	$4.10
January 2016 - December 2016	Put - Buy	240,397	$4.00
January 2016 - December 2016	Put - Sell	240,397	$3.50
January 2016 - December 2016	Call - Sell	240,397	$4.73

As of December 31, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2015 and 2016:

		Volume in	NYMEX
	Contract	BBls/	Strike
Remaining Contract Term	Type	Month	Price
January 2015 - December 2015	Swap	22,338	$89.44
January 2016 - December 2016	Swap	15,335	$88.12

For a further discussion of our derivative activities, please see Item 8, “Notes to Consolidated Financial Statements — Note 3, Fair Value Measurements” and “Note 6, Commodity Derivative Instruments and Derivative Activities” included elsewhere in this annual report.

Credit Risk

We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through joint interest receivables ($1.4 million at December 31, 2014) and the sale of our crude oil and natural gas production, which we market to energy marketing companies and transmission companies ($12.9 million in receivables at December 31, 2014). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well, to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to long-term debt obligations. Historically, we were exposed to changes in interest rates as a result of our previous revolving credit facility, and this exposure will remain under our Term Loan Facility. There was $85.0 million outstanding under the Term Loan Facility at December 31, 2014. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RAAM Global Energy Company

We have audited the accompanying consolidated balance sheets of RAAM Global Energy Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAAM Global Energy Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has a working capital deficiency primarily due to the current classification of the outstanding senior secured notes and term loan. This factor raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 31, 2015

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$89,647	$90,858
Restricted cash	13,750	—
Accounts receivable, net of $193 and $656 allowance for doubtful accounts in 2014 and 2013, respectively	1,441	5,472
Revenues receivable	12,890	19,517
Deferred tax asset	—	3,938
Commodity derivatives	11,753	—
Prepaid assets	2,305	3,863
Other current assets	4,037	5,103

Total current assets	135,823	128,751
Oil and gas properties (full-cost method):
Properties being amortized	1,560,739	1,432,310
Properties not subject to amortization	27,928	45,752
Less accumulated depreciation, depletion, and amortization	(1,346,567)	(1,190,944)

Net oil and gas properties	242,100	287,118
Other assets:
Other capitalized assets, net	6,383	7,252
Commodity derivatives	5,465	1,541
Deferred tax asset	1,712	—
Other	143	1,950

Total other assets	13,703	10,743

Total assets	$391,626	$426,612

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,	December 31,
	2014	2013
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$35,724	$28,066
Revenues and severance taxes payable	12,472	17,699
Interest payable - senior secured notes	7,438	7,813
Current taxes payable	—	25
Advances from joint interest partners	586	4,852
Commodity derivatives	—	4,467
Asset retirement obligations	14,525	14,089
Senior secured notes	238,425	—
Debt	85,844	2,626
Deferred income taxes	1,833	—

Total current liabilities	396,847	79,637
Other liabilities:
Asset retirement obligations	30,089	29,138
Long-term debt	2,290	2,448
Senior secured notes	—	251,037
Deferred income taxes	—	14,178
Other long-term liabilities	159	159

Total other liabilities	32,538	296,960

Total liabilities	429,385	376,597
Commitments and contingencies (see Note 13)
Equity:
Common stock, $0.01 par value, 380,000 shares authorized, 61,433 and 61,425 outstanding in 2014 and 2013, respectively	64,157	63,521
Treasury stock at cost, 6,873 shares in 2014 and 2013, respectively	(8,552)	(8,552)
Accumulated deficit	(93,235)	(7,441)

Total equity attributable to RAAM Global Shareholders	(37,630)	47,528
Noncontrolling interest	(129)	2,487

Total equity	(37,759)	50,015

Total liabilities and equity	$391,626	$426,612

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	2014	2013	2012
Revenues:
Gas sales	$60,422	$62,953	$63,535
Oil sales	67,658	91,618	119,504
Gains (losses) on derivatives, net	15,056	(5,038)	20,769

Total revenues	143,136	149,533	203,808
Operating expenses:
Production and delivery costs	27,339	35,003	35,529
Production taxes	7,468	7,965	9,314
Workover costs	2,143	3,729	2,772
Depreciation, depletion and amortization	158,064	426,061	118,041
General and administrative expenses	14,434	21,359	20,780

Total operating expense	209,448	494,117	186,436

Income (loss) from operations	(66,312)	(344,584)	17,372
Other income (expenses):
Interest expense, net	(34,638)	(29,569)	(21,237)
Gain on extinguishment of senior secured notes	6,718	—	—
Loss on sale or disposal of inventory	—	—	(954)
Other income (expense), net	(960)	(126)	431

Total other income (expenses):	(28,880)	(29,695)	(21,760)

Loss before taxes	(95,192)	(374,279)	(4,388)
Income tax benefit	(10,677)	(134,080)	(1,796)

Net loss including noncontrolling interest	(84,515)	(240,199)	(2,592)

Net income attributable to noncontrolling interest (net of tax)	1,279	1,218	1,314

Net loss attributable to RAAM Global	$(85,794)	$(241,417)	$(3,906)

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF

EQUITY

(In thousands, except share data)

					Retained
	Common Stock		Treasury Stock		Earnings (Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit)	Interest	Total
Balance, January 1, 2012	62,500	$62,478	5,166	$(5,736)	$245,694	$(45)	$302,391
Payment of dividends					(6,250)		(6,250)
Net income (loss)					(3,906)	1,314	(2,592)

Balance, December 31, 2012	62,500	$62,478	5,166	$(5,736)	$235,538	$1,269	$293,549
Issuance of common stock	632	1,043					1,043
Purchase of treasury stock	(1,707)		1,707	(2,816)			(2,816)
Payment of dividends					(1,562)		(1,562)
Net income (loss)					(241,417)	1,218	(240,199)

Balance, December 31, 2013	61,425	$63,521	6,873	$(8,552)	$(7,441)	$2,487	$50,015
Issuance of common stock	8	12				1	13
Purchase of noncontrolling interest		624				(3,896)	(3,272)
Net income (loss)					(85,794)	1,279	(84,515)

Balance, December 31, 2014	61,433	$64,157	6,873	$(8,552)	$(93,235)	$(129)	$(37,759)

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2014	2013	2012
Operating activities
Net loss including noncontrolling interest	$(84,515)	$(240,199)	$(2,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	161,073	427,906	119,868
Deferred income taxes	(10,119)	(127,484)	21,652
Gain on extinguishment of Senior Secured Notes	(6,718)	—	—
Stock-based compensation expense	12	1,043	—
Settlement of noncontrolling interest	624	—	—
Loss on sale or disposal of inventory	—	—	954
Changes in assets and liabilities:
Change in restricted cash	(13,750)	—	—
Accounts and revenues receivable	10,152	7,630	4,049
Change in derivatives, net	(20,154)	4,480	10,076
Accounts payable and accrued liabilities	14,982	15,432	(21,291)
Revenues and severance taxes payable	(5,227)	(6,888)	(4,732)
Interest payable on Senior Secured Notes	(375)	1,563	—
Settlements of asset retirement obligations	(7,344)	(4,606)	(827)
Other	3,666	(135)	1,121

Net cash provided by operating activities	42,307	78,742	128,278
Investing activities
Change in advances from joint interest partners	(4,266)	4,767	(934)
Additions to oil and gas properties and equipment	(106,473)	(126,320)	(180,500)
Purchase of reserves in place	(4,921)	—	—
Proceeds from net sales of oil and gas properties	506	68,901	26,427

Net cash used in investing activities	(115,154)	(52,652)	(155,007)
Financing activities
Proceeds from borrowings	88,944	6,757	7,101
Proceeds from revolving credit facility	—	—	50,000
Payments on borrowings	(5,883)	(56,242)	(7,204)
Proceeds from issuance of 12.5% Senior Secured Notes due 2015	—	51,500	—
Purchases of 12.5% Senior Secured Notes due 2015	(5,220)	—	—
Purchase of noncontrolling interest	(3,272)	—	—
Payments of deferred financing costs	(2,941)	(1,540)	—
Purchase of treasury stock	—	(2,816)	—
Payment of dividends	—	(1,562)	(6,250)
Other	8	—	10

Net cash provided by (used in) financing activities	71,636	(3,903)	43,657

Increase (decrease) in cash and cash equivalents	(1,211)	22,187	16,928
Cash and cash equivalents, beginning of period	90,858	68,671	51,743

Cash and cash equivalents, end of period	$89,647	$90,858	$68,671

See accompanying notes to consolidated financial statements.

RAAM GLOBAL ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

RAAM Global Energy Company (“RAAM,” “RAAM Global,” or the “Company”) is engaged primarily in the exploration and development of oil and gas properties and in the resulting production and sale of natural gas, condensate and crude oil. The Company’s producing assets are mainly located in the Gulf of Mexico, offshore Louisiana and onshore Louisiana, Texas and California.

2. Significant Accounting Policies

The financial statements included in this annual report have been prepared using the going concern assumption which contemplates continuity of operations, the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The Company has substantial debt due during 2015. Without access to additional liquidity, the Company will not be able to fund its commitments to the holders of the Senior Secured Notes or the lenders under the Term Loan Facility and will be in default under the Senior Secured Notes and Term Loan Facility. If these defaults occur, the Company will be unable to continue as a going concern. See Note 8, Debt for further discussion.

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements of RAAM Global include the accounts of RAAM Global, its wholly-owned subsidiaries, and variable interest entities where RAAM Global is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Capitalized overhead costs amounted to $7.4 million, $8.2 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company capitalized interest of $2.0 million, $2.4 million and $6.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to significant properties not subject to amortization.

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

Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $27.9 million and $45.8 million at December 31, 2014 and December 31, 2013, respectively. The Company believes that the unevaluated properties at December 31, 2014 will be substantially evaluated during 2015, 2016 and 2017, and the costs will begin to be amortized at that time.

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

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. See Note 12, Related Party Transactions, for further information.

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

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on anticipated settlement dates. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and records the unrealized changes in fair value in Gains (losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Gains (losses) on derivatives, net in the accompanying consolidated statements of operations. See Note 6, Commodity Derivative Instruments and Derivative Activities for further details.

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) guidance on accounting for income taxes. The asset and liability method prescribed by this guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities. Deferred tax assets are also recognized for the estimated future effects of tax losses or credit carryforwards. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. Interest and penalties on tax payments are recorded as a component of the income tax provision.

Revenue Recognition and Taxes Paid to Governmental Authorities

The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled, based on its interest in the properties. Gas balancing obligations as of December 31, 2014, 2013 and 2012 were not significant. Severance taxes incurred to governments were $7.5 million, $8.0 million and $9.3 million for 2014, 2013 and 2012, respectively, and were recorded in Production taxes in the accompanying consolidated statements of operations.

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

Reclassifications

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform with the 2014 presentation. Such reclassifications are not material to the accompanying consolidated financial statements.

Operating Segments

The Company operates in one business segment—the exploration, development and sale of oil and gas.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 615, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities – Oil and Gas – Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods and services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods and services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016. Entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach, with the cumulative effect initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2014 and 2013, the Company’s commodity derivative contracts were recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts.

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting (1)	Carrying Amount
December 31, 2014
Assets:
Commodity derivatives	$—	$21,132	$—	$21,132	$(3,914)	$17,218
Liabilities:
Commodity derivatives	—	(3,914)	—	(3,914)	3,914	—
December 31, 2013
Assets:
Commodity derivatives	$—	$3,735	$—	$3,735	$(2,194)	$1,541
Liabilities:
Commodity derivatives	—	(6,671)	—	(6,671)	2,194	(4,477)

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

The Company accounts for derivative instruments in accordance with FASB guidance and all derivative instruments are reflected as either assets or liabilities at fair value on the accompanying condensed consolidated balance sheets. These fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. The fair market value of the Company’s derivative assets and liabilities and their locations on the accompanying condensed consolidated balance sheets are as follows (in thousands):

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	December 31, 2014	December 31, 2013
Assets:
Fair value of commodity derivatives - current assets	$11,753	$—
Fair value of commodity derivatives - long-term assets	5,465	1,541

Total Assets	$17,218	$1,541

Liabilities:
Fair value of commodity derivatives - current liabilities	$—	$(4,467)
Fair value of commodity derivatives - long-term liabilities	—	(10)

Total Liabilities	$—	$(4,477)

During September 2010, July 2011 and April 2013, the Company issued Senior Secured Notes. At December 31, 2014, the fair value of the Notes was estimated to be $102.3 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of December 31, 2014, a total of $238.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $238.4 million as of December 31, 2014. The Company repurchased $12.0 million of the Notes in December 2014. See Note 8, Debt, for additional information.

At December 31, 2013, the fair value of the Notes was estimated to be $259.1 million, based on the prices the bonds have recently been quoted at in the market, which represent Level 2 inputs. As of December 31, 2013, a total of $250.0 million notional amount of the Notes was outstanding. The carrying amount of the Notes was $251.0 million as of December 31, 2013.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, revenues receivable, accounts payable, and revenues payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Term Loan Facility (as defined in Note 8) are at variable interest rates and accordingly their carrying amounts approximate fair value.

4. Accounts and Revenues Receivable

Accounts and revenues receivable at December 31, 2014 and 2013 were $14.3 million and $25.0 million, respectively, all of which were due from companies in the oil and gas industry. Of the revenues receivable, $9.8 million was due from five companies and $16.5 million was due from five companies at December 31, 2014 and December 31, 2013, respectively.

Since all of the Company’s accounts receivable from purchasers and joint interest owners at December 31, 2014 and December 31, 2013 resulted from sales of crude oil, condensate, natural gas and/or joint interest billings to third-party companies in the oil and gas industry, this concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that allowances for doubtful accounts were adequate to absorb estimated losses as of December 31, 2014 and December 31, 2013. Management obtains letters of credit from its major purchasers and continually evaluates the creditworthiness of its partners.

The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the years ended December 31, 2014, 2013 and 2012 to the following customers as listed below. In the exploration, development, and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, management believes that the loss of any major customers would not have a material adverse effect on operations. The Company believes that it could replace any one of the major customers if necessary without a major disruption in sales.

	2014	2013	2012
Company A	29%	32%	35%
Company B	21%	21%	17%
Company C	20%	11%	(a )
Company D	13%	16%	14%
Company E	(a )	(a )	10%

(a)	Revenues from this customer were less than 10% in this year.

5. Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Oil and natural gas properties (full cost method):
Properties being amortized	$1,560,739	$1,432,310
Properties not subject to amortization	27,928	45,752

Total oil and natural gas properties	1,588,667	1,478,062
Less accumulated depreciation, depletion and amortization	(1,346,567)	(1,190,944)

Net oil and gas properties	242,100	287,118

Land	1,025	1,025
Buildings and improvements	6,492	6,492
Office equipment and software	6,901	6,246
Leased equipment	345	345
Furniture and fixtures	830	830

Total	15,593	14,938
Less accumulated depreciation	(9,210)	(7,686)

Net capitalized costs	6,383	7,252

Capitalized assets, net	$248,483	$294,370

The Company utilizes useful lives of 31.5 years for buildings and improvements, 3 to 5 years for office equipment and software, 2 to 5 years for leased equipment and 7 years for furniture and fixtures when calculating depreciation.

Oil and Gas Properties

The Company’s ceiling test computation for the fourth quarter of 2014 resulted in a $82.8 million write-down and was based on twelve-month average prices of $91.48 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $4.35 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials. At September 30, 2014, the Company’s ceiling test computation resulted in a $0.4 million write-down and was based on the trailing 12-month average prices of $95.56 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $4.24 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. At June 30, 2014, the Company’s ceiling test computation resulted in a $5.3 million write-down and was based on the trailing 12-month average prices of $96.75 per barrel of oil plus adjustments by lease for quality, transportation fees, and regional price differentials and $4.10 per MMBtu of natural gas plus adjustments by lease for energy content, transportation fees, and regional price differentials. These write-downs were recorded in Depreciation, depletion and amortization in the consolidated statement of operations. The Company’s ceiling test computation for the fourth quarter of 2013 resulted in a $59.1 million write-down and was based on twelve-month average prices of $93.42 per barrel of oil, plus adjustments by lease for quality, transportation fees, and regional price differentials and $3.67 per MMBtu of natural gas, plus adjustments by lease for energy content, transportation fees, and regional price differentials. The Company’s ceiling test computation for the third quarter of 2013 resulted in a $276.9 million write-down and was primarily a result of the downward revisions to eliminate the Ewing Banks 920 (“EB 920” or “Flatt’s Guitar”) Project proved undeveloped reserves. During September 2013, the Company determined that it could not meet the financial certifications required to obtain permits to develop its offshore EB 920 Project in the Gulf of Mexico, due in large part to the substantially increased Worst Case Discharge (“WCD”) assumptions imposed by the Bureau of Ocean Energy Management (“BOEM”). As a result, the proved undeveloped reserves associated with the EB 920 Project no longer met the requirements of reasonable certainty to remain booked as proved reserves at the end of the third quarter of 2013.

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

Purchase of Oil and Gas Properties

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

During the second quarter of 2014, the Company entered into an agreement to purchase all of the issued and outstanding equity of Charter V, Inc. (“Charter V”) from the shareholders (the “Sellers”) of Charter V for a net purchase price of approximately $5.9 million. The aggregate consideration was based upon a Charter V reserve report from independent reserve engineers. The purchase was approved by the Company’s Board of Directors. Charter V held reserves totaling 0.4 MBOE. The Sellers consist of 46 individuals who were employees of the Company and Century Exploration New Orleans, LLC, a subsidiary of the Company, as of December 31, 2010. Among these individuals are Howard A. Settle, Chief Executive Officer and a Director of the Company, Jeff T. Craycraft, Chief Financial Officer, and Michael J. Willis, Senior Vice President and a Director of the Company. Prior to the transaction, Charter V was a consolidated variable interest entity (“VIE”) of the Company. The Company completed the purchase on July 2, 2014. See Note 11, Variable Interest Entities, for additional information.

Sales of Oil and Gas Properties

During the fourth quarter of 2013, the Company completed asset sales totaling $51.6 million to an unrelated third party. The Company sold approximately 62,000 net acres in oil, gas and/or mineral leases located in Texas and Colorado for $41.8 million. The Company also sold approximately 34,000 net acres in oil, gas and/or mineral leases located in Oklahoma for $9.8 million. The Oklahoma acreage sold included 3.6% of the Company’s total proved reserves at December 31, 2012. These amounts were recorded as reductions to net oil and gas properties on the accompanying consolidated balance sheets, with no impact on the statement of operations because the sales did not significantly alter the relationship between capitalized costs and proved reserves.

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

Asset Retirement Obligations

The change in the Company’s asset retirement obligations (ARO) is set forth below (in thousands):

Balance of ARO as of January 1, 2013	$39,373
Accretion expense	1,467
Additions	4,222
Settlement of ARO	(4,489)
Settlement of ARO through sale of properties	(117)
Changes in ARO estimate	2,771

Balance of ARO as of December 31, 2013	43,227
Accretion expense	1,406
Additions	466
Settlement of ARO	(7,344)
Changes in ARO estimate	6,859

Balance of ARO as of December 31, 2014	$44,614

The change in estimate during 2014 is due to new information the Company received through quotes from third parties in regard to performing plugging and abandonment work on some of the Company’s properties located in Federal waters. ARO estimates also increased on certain previously existing platforms and facilities in state waters as a result of additional development.

The change in estimate during 2013 was primarily the result of reductions in reserve lives of certain offshore federal wells that have higher AROs than onshore properties, resulting in an acceleration of recording their AROs since the estimated timeframe expected to pass until the Company is required to plug and abandon the wells is shorter than was estimated at the previous yearend.

The Company pre-funded $13.8 million for plugging and abandonment work expected to be performed during 2015. This balance is in an escrow account and is recorded as Restricted cash on the accompanying consolidated balance sheets.

6. Commodity Derivative Instruments and Derivative Activities

In order to manage the variability in cash flows associated with the sale of its oil and gas production, the Company has developed a strategy to combine the use of floors, costless collars and futures transactions in order to minimize the downside risk from adverse price movements but allow for the realization of upside profits, if available. The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of those contracts. As required by the Fifth Amended and Restated Credit Agreement (as defined in Note 8), the Company’s derivative counterparties are limited to our secured lenders, which helps to minimize any potential non-performance risk.

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

All of the Company’s commodity derivative transactions are settled based on reported settlement prices on the NYMEX. The estimated fair value of these transactions is based on various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors utilizes the Black-Scholes option-pricing model. Since these transactions were not designated as cash flow hedges for accounting purposes, the Company marks its derivative instruments to fair value and records the unrealized changes in fair value in Gains (losses) on derivatives, net in the accompanying consolidated statements of operations. All realized cash settlements of derivative activities are also recorded in Gains (losses) on derivatives, net in the accompanying consolidated statements of operations.

At December 31, 2014, $17.2 million represented the fair value of the commodity derivatives. This $17.2 million was made up of approximately $11.7 million in current assets and $5.5 million in long-term assets. At December 31, 2013, $(2.9) million represented the fair value of the commodity derivatives. This $(2.9) million was made up of approximately $1.6 million in assets, which were recorded in long term assets and $(4.5) million in liabilities recorded in current and long-term liabilities.

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period. The Company has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

As of December 31, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast natural gas production for 2015 and 2016:

Remaining Contract Term	Contract Type	Volume in MMBtus/ Month	NYMEX Strike Price
January 2015 - March 2015	Swap	212,973	$4.09
January 2015 - December 2015	Swap	375,806	$4.01
January 2015 - December 2015	Put - Sell	316,430	$3.50
January 2016	Swap	81,354	$4.02
January 2016 - March 2016	Swap	120,675	$4.10
January 2016 - December 2016	Put - Buy	240,397	$4.00
January 2016 - December 2016	Put - Sell	240,397	$3.50
January 2016 - December 2016	Call - Sell	240,397	$4.73

As of December 31, 2014, the Company held the commodity derivative instruments shown below related to the forecasted sale of its U.S. Gulf Coast oil production for 2015 and 2016:

Remaining Contract Term	Contract Type	Volume in BBls/ Month	NYMEX Strike Price
January 2015 - December 2015	Swap	22,338	$89.44
January 2016 - December 2016	Swap	15,335	$88.12

Additional information regarding derivatives can be referenced in Note 3, Fair Value Measurements.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accounts payable	$22,662	$20,141
Oil and gas property costs accrual	10,023	2,691
Production and delivery costs accrual	1,356	2,233
Compensation and benefits accrual	1,038	2,408
Other	645	593

Total Accounts payable and Accrued liabilities	$35,724	$28,066

8. Debt

Going Concern

The financial statements included in this annual report have been prepared using the going concern assumption which contemplates continuity of operations, the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The Company has substantial debt due during 2015, including $238.0 million of Senior Secured Notes due October 1, 2015 and $85.0 million under the Term Loan Facility due July 2, 2015, if the Senior Secured Notes have not been refinanced by this date. The $85.0 million under the Term Loan Facility is not due until September 12, 2016, if the Senior Secured Notes are refinanced prior to July 2, 2015. Accordingly, the outstanding amounts of Senior Secured Notes and the Term Loan Facility have been classified as current liabilities.

Additionally, we will not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015. However, under the terms of the indenture for the Senior Secured Notes, there is a 30-day grace period during which we could elect to make the interest payment and cure any potential event of default for non-payment. Absent payment of the interest by the end of the cure window on May 1, 2015, we will be in default under the indenture for the Senior Secured Notes, which will result in the acceleration of our obligation to repay all principal and interest due under the Senior Secured Notes.

If we do not make our scheduled interest payment to the holders of the Senior Secured Notes due on April 1, 2015, the non-payment will also constitute a default under the Fifth Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and the lenders party thereto (the “Fifth Amended and Restated Credit Agreement”). During the continuance of such default, our rights and the rights of our subsidiaries pursuant to the Fifth Amended and Restated Credit Agreement will be impacted, among other things, as follows: (i) the borrowers will not have a consent right to any assignments of loans by the lenders, (ii) any and all net proceeds received by or for the account of the Company or our subsidiaries from certain asset dispositions, casualty events, and condemnations, and certain other receipts of cash out of the ordinary course of business (including future tax refunds) must be applied to prepay the term loans without the benefit of any reinvestment or restoration rights and without the benefit of a $5,000,000 exclusion for certain asset disposition proceeds, (iii) we and our subsidiaries will not be permitted to receive regularly scheduled payments on account of any subordinated obligations owed to them by another loan party without the consent of the majority lenders, (iv) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of any oil and gas properties to which no proved reserves are attributed that are sold for fair market value for cash to a non-affiliate, and (v) we and our subsidiaries will not be able to utilize the basket in the asset disposition covenant which permits dispositions of oil and gas properties to which proved reserves are attributed that are sold for fair market value for cash to a non-affiliate in an amount in the aggregate (taking into account all such sales of the Company and our subsidiaries) not in excess of $10,000,000 for all such dispositions in any 12-month period. Additionally, if we do not make our scheduled interest payment to the holders of the Senior Secured Notes by May 1, 2015, the non-payment will also constitute an event of default under the Fifth Amended and Restated Credit Agreement at which time the administrative agent at any time and from time to time may, and upon written instruction from the majority lenders will, accelerate our obligation to repay all principal and interest due under the Fifth Amended and Restated Credit Agreement.

Without access to additional liquidity, the Company will not be able to fund its commitments, including the April 1, 2015 interest payment, to the holders of the Senior Secured Notes or the lenders under the Term Loan Facility and will be in default under the Senior Secured Notes and the Term Loan Facility. If these defaults occur, the Company will be unable to continue as a going concern.

As of December 31, 2014, the Company had $89.6 million in cash and cash equivalents, as well as $13.8 million of restricted cash in escrow for plugging and abandonment work. Over the next six months, the Company intends to fund general and administrative expenses, interest payments, and capital expenditures from cash on hand and cash flows from operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s Board of Directors and executive management have detailed drilling programs in place in our core areas to increase production and reserves and lead to future drilling opportunities in these areas. The Company is actively working with investment banking advisors and intends to access the capital markets by issuing debt and/or equity securities. No assurance can be given that such financing will be available on terms that are acceptable to the Company, or at all.

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

On July 15, 2011, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Secured Notes due 2015 (the “Additional Notes”). The Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011. The Additional Notes were sold at 102.5% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original Notes. On November 18, 2011, the Company closed an exchange offer registering all of the Additional Notes.

On April 11, 2013, the Company completed the issuance and sale of $50.0 million aggregate principal amount of additional 12.5% Senior Notes due 2015 (the “New Additional Notes,” collectively with the Original Notes and the Additional Notes, the “Senior Secured Notes”). The New Additional Notes are additional notes permitted under the indenture dated as of September 24, 2010, pursuant to which the Company initially issued the Original and Additional Notes, as supplemented by the First Supplemental Indenture dated as of July 15, 2011 (the “First Supplemental Indenture”), the Second Supplemental Indenture dated as of April 11, 2013 (the “Second Supplemental Indenture”) and the Third Supplemental Indenture dated as of April 11, 2013 (the “Third Supplemental Indenture,” and together with the Base Indenture, First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The New Additional Notes have identical terms, other than the issue date and issue price, and constitute part of the same series as the Original and Additional Notes. The New Additional Notes were sold at 103.0% of their face amount and were recorded at their premium amount, with the premium to be amortized over the life of the notes. The Company received net proceeds from the issuance and sale of the New Additional Notes of approximately $50.3 million, after underwriting fees and offering expenses. The Company used the net proceeds from the offering to repay existing indebtedness under the Company’s previous revolving credit facility and for general corporate purposes. On November 5, 2013, the Company closed an exchange offer registering all of the New Additional Notes.

The Senior Secured Notes are guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee indebtedness under our Term Loan Facility. The Senior Secured Notes and the guarantees are secured by a security interest in substantially all of our existing and future domestic subsidiaries’ (other than certain future unrestricted subsidiaries’) assets to the extent they constitute collateral under our Term Loan Facility, subject to certain exceptions. Pursuant to an intercreditor agreement, dated September 24, 2010, the lien securing the notes is subordinated and junior to liens securing our Term Loan Facility.

The Senior Secured Notes contain typical restrictions on liens, mergers and sales of assets. Until October 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a price equal to 112.50% of the principal amount, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. On or after October 1, 2014 until March 31, 2015, the Company may redeem some or all of the Senior Secured Notes at an initial redemption price equal to par value plus one-half the coupon plus accrued and unpaid interest to the date of redemption. On or after April 1, 2015, the Company may redeem some or all of the Senior Secured Notes at a redemption price equal to par plus accrued and unpaid interest to the date of redemption. The Company may also redeem some or all of the Senior Secured Notes at any time prior to October 1, 2014 at the “make-whole” prices and at any time on or after April 1, 2015 at par. The Company was in compliance with all debt covenants related to the Senior Secured Notes at December 31, 2014.

In December 2014, the Company repurchased $12.0 million of the Senior Secured Notes at 43.5% of their face amount. The Company recognized a $6.7 million gain on this repurchase which is recorded in Gain on extinguishment of Senior Secured Notes in the accompanying consolidated statement of operations. The carrying amount of the Senior Secured Notes was $238.4 million as of December 31, 2014. The carrying amount of the Senior Secured Notes was $251.0 million as of December 31, 2013.

The Company is actively working with investment banking advisors to refinance the Senior Secured Notes in 2015. In conjunction with these advisors, the Company has developed and is executing a robust drilling program. The Company is focused on drilling and increasing reserves in two core areas in the shallow waters of the Gulf of Mexico prior to the anticipated refinancing. The Company believes that the addition of these wells will increase production and reserves and will lead to future drilling opportunities in these core areas. As discussed in the Going Concern section above, no assurance can be given that such financing will be available on terms that are acceptable to the Company, or at all.

Term Loan Facility

On September 12, 2014, the Company entered into a Fifth Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and the lenders party thereto (the “Fifth Amended and Restated Credit Agreement”). The Fifth Amended and Restated Credit Agreement provides the Company with an $85.0 million term loan facility (the “Term Loan Facility”) which is secured by a first lien on substantially all of the Company’s real and personal property. As of December 31, 2014, $85.0 million was outstanding under the Term Loan Facility. The maturity date for the Term Loan Facility is the earlier of September 12, 2016 or 91 days prior to the maturity date of the Senior Secured Notes. The annual interest rate on the Term Loan Facility is 6.5%, plus the greater of the LIBOR rate for the interest period or 1%. At December 31, 2014, the interest rate was 7.5%. Interest is payable quarterly on September 30, December 31, March 31, and June 30 of each year, which commenced on September 30, 2014.

The proceeds of the term loan incurred under the Fifth Amended and Restated Credit Agreement were or will be used to (a) repay all expenses, fees or indemnitees outstanding under the Fourth Amended and Restated Credit Agreement dated as of November 29, 2011, (b) finance capital expenditures associated with the Company’s oil and gas properties, (c) provide working capital for the Company’s operations and (d) pay transaction fees and expenses incurred in connection with the transactions contemplated by the Fifth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement contains customary restrictions on, among other things the Company’s ability to incur debt, grant liens on their property, make dispositions or investments, enter into mergers or issue new securities, make distributions, enter into affiliate transactions, enter into hedging contracts, amend their organizational documents and create new subsidiaries. In addition, the Fifth Amended and Restated Credit Agreement requires the Company to maintain the following financial covenants as defined in the agreement: (i) a minimum Current Ratio of 1.0:1.0 as of the end of each fiscal quarter, (ii) a maximum First Lien Leverage Ratio of 2.0:1.0 as of the end of each fiscal quarter for the four immediately preceding fiscal quarters and (iii) a minimum PDP Asset Coverage Ratio of 1.0:1.0 as of January 1, 2015 and 1.1:1.0 as of April 1, 2015, July 1, 2015, January 1, 2016 and July 1, 2016. As of December 31, 2014, the Company was in compliance with all of these financial covenants.

Promissory Note

The Company has a promissory note with GE Commercial Finance Business Property Corporation (“GECF”) related to the construction of the Houston office building. The balance was $2.4 million at December 31, 2014 and $2.6 million at December 31, 2013. The GECF note requires monthly installments of principal and interest in the amount of approximately $27,000 until September 1, 2025. There are no covenant requirements under this note. The effective interest rate on this note was 7.05% at December 31, 2014 and 2013.

Finance Agreement

During May 2014, the Company entered into an agreement to finance the premiums for its annual insurance policies. At December 31, 2014, $1.2 million was outstanding under this agreement. The finance agreement requires monthly installments of principal and interest in the amount of approximately $0.4 million until April 1, 2015. There are no covenant requirements under this agreement. The effective interest rate on this agreement was 2.39% at December 31, 2014. During May 2013, the Company entered into an agreement to finance the premiums for its annual insurance policies. At December 31, 2013, $2.5 million was outstanding under this agreement. The finance agreement required monthly installments of principal and interest in the amount of approximately $0.6 million until April 1, 2014. There are no covenant requirements under this agreement. The effective interest rate on this agreement was 2.95% at December 31, 2013.

Long-term Debt Maturities

The future estimated maturities of long-term debt are as follows (in thousands):

Year ending December 31:
2015	$324,375
2016	170
2017	182
2018	195
2019	209
Thereafter	1,535

Total	$326,666

Cash payments for interest net of amounts capitalized totaled $32.2 million, $26.4 million, and $18.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

9. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Asset retirement obligation	$15,648	$15,479
Net operating loss carryforward	46,582	6,606
Percentage depletion carryforward	1,972	1,733
AMT credit carryforward	4,641	4,641
Other	—	833

Total deferred tax assets	68,843	29,292
Valuation allowance(1)	(27,546)	(4,081)

Total deferred tax assets	$41,297	$25,211

Deferred tax liabilities:
Property, plant and equipment	$(34,623)	$(34,266)
Commodity derivatives	(6,778)	(887)
Other	(17)	(298)

Total deferred tax liabilities	$(41,418)	$(35,451)

(1)

The valuation allowance primarily relates to the uncertainty surrounding our ability to realize recorded tax benefits on certain net operating loss and tax credit carryforwards, as well as percentage depletion.

	December 31,
	2014	2013
Current assets	$—	$3,938
Long term assets	1,712	—
Current liabilities	(1,833)	—
Long term liabilities	—	(14,178)

	$(121)	$(10,240)

The principal components of income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Current income tax expense (benefit):
Federal	$(403)	$(6,681)	$(21,697)
State and local	(155)	84	(1,751)

	$(558)	$(6,597)	$(23,448)

Deferred income tax expense (benefit):
Federal	$(10,319)	$(117,577)	$20,049
State and local	200	(9,906)	1,603

	$(10,119)	$(127,483)	$21,652

Total income tax provision	$(10,677)	$(134,080)	$(1,796)

We received net income tax refunds of $0.9 million in 2014 compared to net income tax refunds of $7.6 million in 2013 and net income tax refunds of $23.8 million in 2012.

The Company’s 2014, 2013 and 2012 effective tax rates are 11.2%, 35.8% and 40.9%, respectively, and are comprised of the following:

	2014	2013	2012
Statutory federal income tax rate	34.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9%	1.9%	9.6%
Deferred rate change	0.5%	0.5%	0.9%
Depletion in excess of basis	0.2%	0.2%	15.0%
Section 199 deduction	0.0%	0.0%	1.7%
Change in valuation allowance	-24.7%	-1.1%	0.0%
Return to provision true-up	-0.1%	-0.1%	-20.6%
Accounting method changes	-0.5%	0.0%	0.0%
Other	-0.1%	-0.6%	-0.7%

	11.2%	35.8%	40.9%

The decrease in our effective tax rate from 2014 to 2013 was primarily due to the recording of additional valuation allowance to the extent deferred tax benefits cannot be realized through the reversal of existing taxable temporary difference and the recording of tax impacts from various applications for change in tax accounting methods filed during the fourth quarter of 2014.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, the Company has determined in its judgment, based upon all available evidence (both positive and negative), that it is more likely than not that a portion of the deferred tax assets at December 31, 2014 will not be realized. Hence, deferred tax benefits were reserved through a valuation allowance recorded as part of the effective tax rate.

As of December 31, 2014, the Company had alternative minimum tax credit carryforwards of $4.6 million. The Company had percentage depletion carryforwards of $5.6 million. The Company also had net operating loss (NOL) carryforwards of $118.3 million and $131.7 million for federal and state reporting purposes, respectively.

The federal NOL carryforwards begin expiring in 2028, and the majority of the state NOL carryforwards begin expiring after 2021.

All of the Company’s income before taxes came from domestic operations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after December 31, 2010 and U.S. state income tax examinations by tax authorities for periods after December 31, 2009.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company had no uncertain tax positions at December 31, 2014. The $0.3 million of unrecognized tax benefits recorded at December 31, 2013 was released as a result of filing the application for change in accounting method.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balances at January 1	$298	$—	$—
Increases/(decreases) in unrecognized tax positions taken during the prior period	(298)	298	—

Balance at December 31	$—	$298	$—

10. Shareholders’ Equity

During January 2014, the Company issued 8 shares of common stock to one employee as compensation for services performed. The fair value of the shares at the date of issuance of approximately $12,000 was recorded as a credit to Common stock and a debit to General and administrative expenses in the consolidated statement of operations. During December 2013, the Company issued 632 shares of common stock to 26 employees as compensation for services performed. The fair value of the shares at the date of issuance of approximately $1.0 million was recorded as a credit to Common stock and a debit to General and administrative expenses and Oil and gas properties, for those employees that are directly involved in the acquisition, exploration and development of oil and gas reserves, in the consolidated statement of operations. The Company did not issue any shares during 2012.

The Company did not repurchase any shares during the year ended December 31, 2014. The Company repurchased 1,707 shares of common stock during 2013 for approximately $2.8 million. The Company did not repurchase any shares during the year ended December 31, 2012.

During 2014, there were no dividends paid. During 2013, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2013. During 2012, dividends were paid at $25.00 per share to shareholders of record effective March 15, 2012, June 25, 2012, September 24, 2012 and December 17, 2012.

11. Variable Interest Entities

Certain related party entities known as the Charter entities have been consolidated in the Company’s financial statements in accordance with FASB accounting guidance related to Variable Interest Entities. The Charter entities were established as C-corporations to maintain a joint interest in certain wells owned and operated by the Company.

Certain employees and executive officers of the Company were provided an opportunity to purchase a number of shares of the applicable Charter entity based upon rank and tenure with the Company for $1 per share. The purpose of the establishment of these entities was to provide the employees with an opportunity to share in the success of the Company through the joint interest in the properties owned by the Charter entities. The first of these entities, Charter II, was established in 2006 followed by Charter III in 2008, Charter IV in 2009, and Charter V in 2010. The Company purchased Charter II in 2009, Charter III in 2011 and Charter V in 2014.

In performing an analysis of these entities for consolidation, the Company reviewed the guidance contained in FIN 46R, Consolidation of Variable Interest Entities, the accounting guidance in place at the time these entities were established, as well as the guidance contained in FAS 167, Amendments to FASB Interpretation No. 46R, now codified in ASC 810, Consolidation. The Company considered the following facts in this analysis:

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

During the second quarter of 2014, the Company entered into an agreement to purchase all of the issued and outstanding equity of Charter V from the Sellers of Charter V for a net purchase price of approximately $5.9 million. The aggregate consideration was based upon a Charter V reserve report from independent reserve engineers. The purchase was approved by the Company’s Board of Directors. Charter V held reserves totaling 0.4 MBOE. The Sellers consist of 46 individuals who were employees of the Company and Century Exploration New Orleans, LLC, a subsidiary of the Company, as of December 31, 2010. Among these individuals are Howard A. Settle, Chief Executive Officer and a Director of the Company, Jeff T. Craycraft, Chief Financial Officer, and Michael J. Willis, Senior Vice President and a Director of the Company. The Company completed the purchase on July 2, 2014.

As of December 31, 2014, 2013 and 2012, Charter IV has been consolidated in the financial statements. Financial information for Charter IV can be found in Note 14, Condensed Consolidating Financial Information in the Non-guarantor VIEs column.

12. Related Party Transactions

There are certain related party entities that are joint interest and revenue partners in certain of the Company’s properties. Amounts due from such related parties of approximately $8,000 and $1.1 million at December 31, 2014 and 2013 are included in Accounts receivable in the Company’s consolidated balance sheets and represent joint interest owner receivables. Amounts due to such related parties of $0.1 million and $2.0 million at December 31, 2014 and 2013, respectively, are included in Revenues and severance taxes payable in the Company’s consolidated balance sheets and represent revenue owner payables.

A related party entity owned 100% by a majority shareholder was previously a working interest and revenue partner in certain of the Company’s properties. During the second quarter of 2014, the Company purchased this related party’s working interests in 19 wells located onshore Texas that represented 0.5 MBOE of reserves for a net purchase price of $4.9 million. The Company obtained a reserve report from independent reserve engineers, which was used to help determine the purchase price. The purchase was approved by the Company’s Board of Directors. The company considers pro-forma information related to the purchase of these reserves to be nominal. At December 31, 2013, this related party owed the Company approximately $1.1 million, which was included in Accounts receivable in the Company’s consolidated balance sheets, and represent joint interest owner receivables. Revenues owed to the entity at December 31, 2013 totaled $0.9 million, are included in Revenues and severance taxes payable in the Company’s consolidated balance sheets, and represent revenue owner payables.

Beginning in May 2002, the Lexington office space was leased from a related party entity owned 100% by a majority shareholder of the Company; total rent expense was approximately $228,000, $223,000 and $218,000, during 2014, 2013 and 2012, respectively. See Note 13, Commitments and Contingencies for further information.

13. Commitments and Contingencies

The Company leases office space for its Lexington, Kentucky, New Orleans, Louisiana, and Bakersfield, California offices under operating leases expiring in various years through 2016. The Lexington, Kentucky office space is leased from a related party (see Note 12, Related-Party Transactions). At December 31, 2014, future minimum rental payments required under these leases are as follows (in thousands):

Year ending December 31:	Minimum Lease Payments
2015	569
2016	140

Total	$709

Rent expense under operating leases was approximately $672,000, $684,000, and $747,000 for 2014, 2013 and 2012, respectively.

Historically, the majority of the Company’s proved oil and gas properties have been located in the Gulf of Mexico, resulting in a concentration of its operations in one geographic area. Management has concentrated its efforts since 1996 in developing prospects in other geographic areas in order to mitigate this risk. During 2014 and 2013, the Company drilled successful wells onshore and has developed additional onshore drilling prospects that are anticipated to be drilled during 2015.

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of the lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

14. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with SEC regulation S-X requirements relating to multiple subsidiary guarantors of securities issued by the parent company of those subsidiaries. During 2010, RAAM Global issued the Senior Secured Notes, described in Note 8, Debt. Each of RAAM Global’s wholly owned subsidiaries are guarantors of these notes. The guarantees are full and unconditional and joint and several.

The following tables present condensed consolidating balance sheets as of December 31, 2014 and 2013, condensed consolidating statements of operations for the years ended December 31, 2014, 2013 and 2012, and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At December 31, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIE	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$760	$88,887	$—	$—	$89,647
Restricted Cash	—	13,750	—	—	13,750
Receivables, net	—	18,485	—	(4,154)	14,331
Commodity derivatives	—	11,753	—	—	11,753
Prepaids and other current assets	3,441	2,901	—	—	6,342

Total current assets	4,201	135,776	—	(4,154)	135,823

Net oil and gas properties	—	238,075	4,025	—	242,100
Other assets:
Other capitalized assets, net	6,079	304	—	—	6,383
Commodity derivatives	—	5,465	—	—	5,465
Investment in affiliates	202,280	—	—	(202,280)	—
Other	20	1,835	—	—	1,855

Total other assets	208,379	7,604	—	(202,280)	13,703

Total assets	$212,580	$381,455	$4,025	$(206,434)	$391,626

Liabilities and equity
Current liabilities:
Payables and accrued liabilities	$9,191	$46,443	$4,154	$(4,154)	$55,634
Advances from joint interest partners	—	586	—	—	586
Asset retirement obligations	—	14,525	—	—	14,525
Senior secured notes	238,425	—	—	—	238,425
Debt	145	85,699	—	—	85,844
Deferred income taxes	—	1,833	—	—	1,833

Total current liabilities	247,761	149,086	4,154	(4,154)	396,847

Other liabilities:
Asset retirement obligations	—	30,089	—	—	30,089
Long-term debt	2,290	—	—	—	2,290
Other long-term liabilities	159	—	—	—	159

Total other liabilities	2,449	30,089	—	—	32,538
Total liabilities	250,210	179,175	4,154	(4,154)	429,385
Equity attributable to RAAM Global shareholders	(37,630)	202,280	—	(202,280)	(37,630)
Noncontrolling interest	—	—	(129)	—	(129)

Total equity	(37,630)	202,280	(129)	(202,280)	(37,759)

Total liabilities and equity	$212,580	$381,455	$4,025	$(206,434)	$391,626

Condensed Consolidating Balance Sheets

At December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$90,225	$5	$—	$90,858
Receivables, net	—	33,124	823	(8,958)	24,989
Deferred tax asset	—	3,938	—	—	3,938
Prepaids and other current assets	3,068	5,898	—	—	8,966

Total current assets	3,696	133,185	828	(8,958)	128,751

Net oil and gas properties	4,112	271,459	11,547	—	287,118
Other assets:
Other capitalized assets, net	7,047	205	—	—	7,252
Commodity derivatives	—	1,541	—	—	1,541
Investment in affiliates	301,122	—	—	(301,122)	—
Other	1,730	220	—	—	1,950

Total other assets	309,899	1,966	—	(301,122)	10,743

Total assets	$317,707	$406,610	$12,375	$(310,080)	$426,612

Liabilities and shareholders’ equity
Current liabilities:
Payables and accrued liabilities	$11,200	$43,127	$8,234	$(8,958)	$53,603
Advances from joint interest partners	—	4,852	—	—	4,852
Commodity derivatives	—	4,467	—	—	4,467
Asset retirement obligations	—	14,089	—	—	14,089
Long-term debt	147	2,479	—	—	2,626

Total current liabilities	11,347	69,014	8,234	(8,958)	79,637
Other liabilities:
Commodity derivatives	—	10	—	—	10
Asset retirement obligations	—	28,941	197	—	29,138
Long-term debt	2,448	—	—	—	2,448
Senior secured notes	251,037	—	—	—	251,037
Deferred income taxes	5,198	7,523	1,457	—	14,178
Other long-term liabilities	149	—	—	—	149

Total other liabilities	258,832	36,474	1,654	—	296,960
Total liabilities	270,179	105,488	9,888	(8,958)	376,597
Equity attributable to RAAM Global shareholders	47,528	301,122	—	(301,122)	47,528
Noncontrolling interest	—	—	2,487	—	2,487

Total equity	47,528	301,122	2,487	(301,122)	50,015

Total liabilities and equity	$317,707	$406,610	$12,375	$(310,080)	$426,612

Condensed Consolidating Statements of Operations

For the year ended December 31, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$58,775	$1,647	$—	$60,422
Oil sales	—	66,525	1,133	—	67,658
Gains on derivatives, net	—	15,056	—	—	15,056

Total revenues	—	140,356	2,780	—	143,136
Costs and expenses:
Production and delivery costs	—	27,165	174	—	27,339
Production taxes	—	7,296	172	—	7,468
Workover costs	—	2,143	—	—	2,143
Depreciation, depletion and amortization	341	156,303	1,420	—	158,064
General and administrative expenses	9,730	4,696	8	—	14,434

Total operating expense	10,071	197,603	1,774	—	209,448

Income (loss) from operations	(10,071)	(57,247)	1,006	—	(66,312)
Other income (expenses):
Interest expense, net	(31,998)	(2,640)	—	—	(34,638)
Gain on extinguishment of senior secured notes	6,718	—	—	—	6,718
Loss from equity investment in subsidiaries	(51,318)	—	—	51,318	—
Other, net	308	(1,268)	—	—	(960)

Total other income (expenses)	(76,290)	(3,908)	—	51,318	(28,880)

Income (loss) before taxes	(86,361)	(61,155)	1,006	51,318	(95,192)
Income tax benefit	(567)	(9,837)	(273)	—	(10,677)

Net income (loss) including noncontrolling interest	$(85,794)	$(51,318)	$1,279	$51,318	$(84,515)

Net income attributable to noncontrolling interest (net of tax)	—	—	1,279	—	1,279

Net income (loss) attributable to RAAM Global	$(85,794)	$(51,318)	$—	$51,318	$(85,794)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$59,803	$3,150	$—	$62,953
Oil sales	—	88,292	3,326	—	91,618
Losses on derivatives, net	—	(5,038)	—	—	(5,038)

Total revenues	—	143,057	6,476	—	149,533
Costs and expenses:
Production and delivery costs	—	34,456	547	—	35,003
Production taxes	—	7,670	295	—	7,965
Workover costs	—	3,697	32	—	3,729
Depreciation, depletion and amortization	828	421,940	3,293	—	426,061
General & administrative expenses	10,710	10,644	5	—	21,359

Total operating expense	11,538	478,407	4,172	—	494,117

Income (loss) from operations	(11,538)	(335,350)	2,304	—	(344,584)
Other income (expenses):
Interest expense, net	(29,008)	(561)	—	—	(29,569)
Loss from equity investment in subsidiaries	(207,343)	—	—	207,343	—
Other, net	(150)	24	—	—	(126)

Total other income (expenses)	(236,501)	(537)	—	207,343	(29,695)

Income (loss) before taxes	(248,039)	(335,887)	2,304	207,343	(374,279)
Income tax provision (benefit)	(6,622)	(128,544)	1,086	—	(134,080)

Net income (loss) including noncontrolling interest	$(241,417)	$(207,343)	$1,218	$207,343	$(240,199)

Net income attributable to noncontrolling interest (net of tax)	—	—	1,218	—	1,218

Net income (loss) attributable to RAAM Global	$(241,417)	$(207,343)	$—	$207,343	$(241,417)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Revenues:
Gas sales	$—	$61,619	$1,916	$—	$63,535
Oil sales	—	116,591	2,913	—	119,504
Gains on derivatives, net	—	20,769	—	—	20,769

Total revenues	—	198,979	4,829	—	203,808
Costs and expenses:
Production and delivery costs	—	35,098	431	—	35,529
Production taxes	—	9,100	214	—	9,314
Workover costs	—	2,762	10	—	2,772
Depreciation, depletion and amortization	304	115,278	2,459	—	118,041
General & administrative expenses	5,106	15,667	7	—	20,780

Total operating expense	5,410	177,905	3,121	—	186,436

Income (loss) from operations	(5,410)	21,074	1,708	—	17,372
Other income (expenses):
Interest expense, net	(19,304)	(1,933)	—	—	(21,237)
Loss on disposals of inventory	—	(954)	—	—	(954)
Income from equity investment in subsidiaries and VIEs	246	—	—	(246)	—
Other, net	376	55	—	—	431

Total other income (expenses)	(18,682)	(2,832)	—	(246)	(21,760)

Income (loss) before taxes	(24,092)	18,242	1,708	(246)	(4,388)
Income tax provision (benefit)	(21,500)	19,310	394	—	(1,796)

Net income (loss) including noncontrolling interest	$(2,592)	$(1,068)	$1,314	$(246)	$(2,592)

Net income attributable to noncontrolling interest (net of tax)	1,314	—	—	—	1,314

Net income (loss) attributable to RAAM Global	$(3,906)	$(1,068)	$1,314	$(246)	$(3,906)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2014 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(90,702)	$79,281	$2,410	$51,318	$42,307
Investing activities
Change in investments between affiliates	101,788	(48,726)	(1,744)	(51,318)	—
Change in advances from joint interest partners	—	(4,266)	—	—	(4,266)
Additions to oil and gas properties and equipment	(92)	(105,709)	(672)	—	(106,473)
Purchase of reserves in place	—	(4,921)	—	—	(4,921)
Proceeds from net sales of oil and gas properties	—	506	—	—	506

Net cash provided by (used in) investing activities	101,696	(163,116)	(2,416)	(51,318)	(115,154)
Financing activities
Proceeds from borrowings	—	88,944	—	—	88,944
Payments on borrowings	(160)	(5,723)	—	—	(5,883)
Purchase of 12.5% Senior Secured Notes due 2015	(5,220)	—	—	—	(5,220)
Purchase of noncontrolling interest	(3,272)	—	—	—	(3,272)
Deferred loan costs	(2,210)	(731)	—	—	(2,941)
Other	—	7	1	—	8

Net cash provided by (used in) financing activities	(10,862)	82,497	1	—	71,636

Increase (decrease) in cash and cash equivalents	132	(1,338)	(5)	—	(1,211)
Cash and cash equivalents, beginning of period	628	90,225	5	—	90,858

Cash and cash equivalents, end of period	$760	$88,887	$—	$—	$89,647

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2013 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(233,553)	$99,249	$5,703	$207,343	$78,742
Investing activities
Change in investments between affiliates	193,550	17,908	(4,115)	(207,343)	—
Change in advances from joint interest partners	—	4,767	—	—	4,767
Additions to oil and gas properties and equipment	(5,339)	(119,389)	(1,592)	—	(126,320)
Proceeds from net sales of oil and gas properties	—	68,901	—	—	68,901

Net cash provided by (used in) investing activities	188,211	(27,813)	(5,707)	(207,343)	(52,652)
Financing activities
Proceeds from borrowings	—	6,757	—	—	6,757
Payments on borrowings	(126)	(56,116)	—	—	(56,242)
Proceeds from issuance of 12.5% Senior Notes due 2015	51,500	—	—	—	51,500
Deferred bond costs	(1,540)	—	—	—	(1,540)
Purchase of treasury stock	(2,816)	—	—	—	(2,816)
Payment of dividends	(1,562)	—	—	—	(1,562)

Net cash provided by (used in) financing activities	45,456	(49,359)	—	—	(3,903)

Increase (decrease) in cash and cash equivalents	114	22,077	(4)	—	22,187
Cash and cash equivalents, beginning of period	514	68,148	9	—	68,671

Cash and cash equivalents, end of period	$628	$90,225	$5	$—	$90,858

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2012 (in thousands)

	RAAM Global Energy Company	Subsidiary Guarantors	Non-guarantor VIEs	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$134	$124,183	$4,207	$(246)	$128,278
Investing activities
Change in investments between affiliates	6,862	(7,108)	—	246	—
Change in advances from joint interest partners	—	(934)	—	—	(934)
Additions to oil and gas properties and equipment	(443)	(175,608)	(4,449)	—	(180,500)
Proceeds from net sales of oil and gas properties	—	26,190	237	—	26,427

Net cash provided by (used in) investing activities	6,419	(157,460)	(4,212)	246	(155,007)
Financing activities
Proceeds from revolving credit facility	—	50,000	—	—	50,000
Proceeds from borrowings	—	7,101	—	—	7,101
Payments on borrowings	(139)	(7,065)	—	—	(7,204)
Payment of dividends	(6,250)	—	—	—	(6,250)
Other	10	—	—	—	10

Net cash (used in) provided by financing activities	(6,379)	50,036	—	—	43,657

Increase (decrease) in cash and cash equivalents	174	16,759	(5)	—	16,928
Cash and cash equivalents, beginning of period	340	51,389	14	—	51,743

Cash and cash equivalents, end of period	$514	$68,148	$9	$—	$68,671

15. Supplemental Oil and Gas Data (Unaudited)

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

Costs Incurred (Unaudited)

The following represents the total costs incurred during 2014, 2013 and 2012 with respect to oil and gas producing activities (in thousands):

	2014	2013	2012
Costs incurred:
Unproved property	$11,050	$33,631	$66,790
Proved property	4,921	—	—
Exploration costs	67,455	42,796	35,803
Development costs	20,330	43,733	73,374

Total costs incurred	$103,756	$120,160	$175,967

Proved Oil and Gas Reserves (Unaudited)

The following sets forth estimates in proved and proved developed reserves of oil and gas and changes in estimates of proved reserves for 2014, 2013 and 2012. Oil, including condensate, is stated in barrels, and gas is stated in thousands of cubic feet at 14.73 P.S.I. All oil and gas reserves are located within the United States (in thousands):

	2014
	Oil	Gas
Beginning of year	3,703	42,129
Revisions of previous estimates	(1,048)	(3,040)
Production	(714)	(12,490)
Extensions and discoveries	830	6,981
Purchase of reserves in-place	61	2,818

Proved reserves end of year	2,832	36,398

Proved developed reserves at beginning of year	2,865	31,278
Proved developed reserves at end of year	2,832	36,398

	2013
	Oil	Gas
Beginning of year	14,707	62,022
Revisions of previous estimates	(9,826)	(21,067)
Production	(885)	(14,859)
Extensions and discoveries	595	16,033
Sale of reserves in-place	(888)	—

Proved reserves end of year	3,703	42,129

Proved developed reserves at beginning of year	4,940	50,225
Proved developed reserves at end of year	2,865	31,278

	2012
	Oil	Gas
Beginning of year	12,949	63,059
Revisions of previous estimates	810	2,637
Production	(1,104)	(18,411)
Extensions and discoveries	2,052	14,737
Purchase of reserves in-place	—	—

Proved reserves end of year	14,707	62,022

Proved developed reserves at beginning of year	5,300	56,106
Proved developed reserves at end of year	4,940	50,225

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited)

The Standardized measure of discounted future net cash flows from proved oil and gas reserves at 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Future cash flows	$458,053	$540,060	$1,589,961
Future production costs	(158,820)	(171,123)	(403,363)
Future development and abandonment costs	(55,863)	(79,986)	(242,189)

Future net cash flows before income taxes and discount for timing	243,370	288,951	944,409
Future income taxes	(11,220)	(50,320)	(302,694)
Discount for estimated timing of net cash flows	(48,709)	(60,730)	(276,935)

Standardized measure of discounted future net cash flows	$183,441	$177,901	$364,780

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The primary sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands):

	2014	2013	2012
Standardized measure of discounted future net cash flows from proved oil and gas reserves at beginning of year	$177,901	$364,780	$424,052
Extensions and discoveries and improved recovery, net of future production and development costs	56,756	50,443	82,246
Purchase of reserves in-place	8,126	—	—
Sale of reserves in-place	—	(23,605)	—
Development costs incurred during the period	20,330	43,733	73,374
Revenues, net of production costs	(100,741)	(119,568)	(147,510)
Revisions of estimates:
Net change in prices	(5,877)	(161,989)	(27,003)
Changes in estimated future development costs	5,768	99,249	(92,485)
Revision of quantity estimates	(39,303)	(297,329)	39,075
Net change in income taxes	26,608	132,242	(5,817)
Accretion of discount	22,822	66,747	68,954
Changes in production rates, timing and other	11,051	23,198	(50,106)

Standardized measure of discounted future net cash flows from proved oil and gas reserves at end of year	$183,441	$177,901	$364,780

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

We have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in acceptance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on management’s assessment and the criteria established by COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Howard A. Settle	67	Chairman of the Board, Director, President, Chief Executive Officer
Jonathan B. Rudney	65	Director
Michael J. Willis	56	Sr. Vice President of Administration, Director
Thomas M. Lewry	69	Vice President, Director
Robert E. Fox	85	Director
Jeffrey T. Craycraft	58	Chief Financial Officer, Treasurer
Ken Young Elizabeth A. Barr	59 61	Chief Operating Officer Vice President of Administration

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

During 2014, our executive compensation program was overseen by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Our chief executive officer reviewed compensation for all of our named executive officers other than himself, and made compensation recommendations to the Compensation Committee. The Compensation Committee then evaluated the chief executive officer’s recommendations and conducted its own independent review and evaluation of the chief executive officer’s compensation and made all final compensation decisions for our named executives by exercising its discretion in accepting, modifying or rejecting any management recommendations as it deemed appropriate.

The Compensation Committee generally approves any changes to base salary levels, bonus opportunities and other annual compensation components by the end of December or early in the new year, with such changes becoming effective as of January 1st of the year to which the changes relate.

The named executive officers for our fiscal year ending December 31, 2014 (the “2014 Fiscal Year”), and who are described in this Compensation Discussion and Analysis section, are:

•	Howard A. Settle – President and Chief Executive Officer (our “CEO”)

•	Jeffrey T. Craycraft – Treasurer and Chief Financial Officer

•	Ken Young – Chief Operating Officer

•	Elizabeth A. Barr – Vice President of Administration

•	Michael J. Willis – Senior Vice President

•	Jerry L. Sheets – Senior Vice President of Land and Business Development

Mr. Sheets’ employment with the Company was terminated on November 17, 2014 and pursuant to SEC disclosure requirements he was still a named executive officer for the 2014 year.

Objectives of Our Executive Compensation Program

The goal of the executive compensation program is to attract and retain excellent management with the requisite experience and managerial skills to achieve the goals of the strategic business plan of our company. The strategic business plan sets out a targeted production rate and reserve value for each of the core areas of our company that, collectively, will generate a specific Adjusted EBITDA within five years. We track the production growth, reserve growth, capital expenditures, revenues, and Adjusted EBITDA figures and compare these figures to our established goals to determine if objectives are being achieved. Our evaluation of results is an ongoing process that is updated monthly. The Compensation Committee reviews these periodic findings with respect to our business plan when it completes its annual compensation review or when it makes any changes to our compensation program. The Compensation Committee strives to design our compensation program in a manner that successfully aligns our business goals with the interests of our named executive officers, which in turn ensures that our named executive officers interests are aligned with our stockholders interests.

We have not historically maintained a performance-based cash award or equity-based award program. Rather than provide an equity-based award program for stock grants, we maintain a plan for which applicable executive officers are eligible to participate in that provides a royalty interest in certain successful wells. These royalty interests are intended to bestow certain key employees with a short-term incentive to receive an interest grant, while also aligning the employee’s interest with our stockholders by providing the executives with a long-term, personal interest in our company. Grants under the royalty interest plan are intended to create alignment between executive compensation and our well production, and do not occur on a frequent basis. Messrs. Settle, Craycraft and Willis and Ms. Barr have received such royalty interest plan awards. When Messrs. Young and Sheets began their employment, we negotiated individualized incentive compensation arrangements with each of them that we believe also create an alignment between the executive’s compensation and our performance.

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

To determine our competitiveness in our industry we review publicly available surveys and filings of companies that we deem to be our peers at the time, and although we have not historically engaged in formal consultations with third party consultants or advisors to receive this type of information, our Compensation Committee engaged BDO USA LLP, an independent compensation consultant, during the third quarter of the 2012 year to assist us in compiling more focused data on the compensation programs at our peer companies. The Compensation Committee used the resulting data when making compensation decisions with respect to the 2013 year. The Compensation Committee did not engage an independent compensation consultant during 2014 and at this time the Compensation Committee has no plans to engage an independent compensation consultant to assist the committee in making compensation decisions, but the Compensation Committee has the authority to engage such an outside consultant at any time if the Compensation Committee determined that such assistance would be appropriate.

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

With respect to the After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, LLC (the “APORRI Plan”), our CEO has appointed a special committee to administer the day to day functions of the plan. This employee incentive committee (the “Incentive Committee”) for the 2014 Fiscal Year was comprised of Howard Settle, Jeffrey Craycraft and Elizabeth Barr and was charged with the limited responsibility of administering the APORRI Plan. The Incentive Committee does not make decisions regarding the amounts of awards that will be granted pursuant to the APORRI Plan, nor does the Incentive Committee play a role in setting or administering any other portion of our compensation program.

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

The royalty interest payments will be provided only when the applicable well is successfully producing profits, thus these payments are also a variable element of compensation that depends solely on the performance of the applicable well. The annual bonuses will also depend on performance in any given year, so are likewise not a guaranteed compensation component.

Base Salary

Each named executive officer’s base salary is a fixed component of compensation and provides each named executive officer with a steady stream of income throughout the calendar year. Base salaries are determined for each named executive based on his or her position and responsibility. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review we consider individual and company performance over the course of that year. Our Compensation Committee, provided for a 3% company-wide cost of living increase to the 2014 base salaries of all of our named executive officers. The base salary amounts that each of our named executive officers earned during the 2014 Fiscal Year is disclosed in the Summary Compensation Table below.

The Compensation Committee determined that each of the named executive officers should again receive a cost of living increase in base salaries for the 2015 year, thus we do not expect any officer will receive an increase of more than 3% in the 2015 year.

Discretionary Bonuses

Many of our employees received a $2,500 year-end bonus, and our Compensation Committee determined to provide the same bonus payment to Messrs. Craycraft, Young and Willis and Ms. Barr for the 2014 year. Mr. Sheets was no longer employed when these bonuses were granted.

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

Messrs. Settle, Craycraft, and Willis and Ms. Barr participate in the APORRI Plan. Each of them received their initial grant of APORRI units in previous years and certain of the wells associated with our named executive officer’s past grants were in payout during the 2014 Fiscal Year. We granted new APORRI Plan grants in three wells to the applicable participating named executive officers during the 2014 Fiscal Year. Messrs. Settle, Craycraft, and Willis and Ms. Barr are in the recipient pool for the APORRI Plan and receive their proportionate share of the 3% and 1 1/2% APORRI pool in each well drilled in Century Exploration New Orleans, LLC and Century Exploration Houston, LLC, respectively. This pool is proportionately reduced in wells that RAAM Global is not a 100% owner. Each of our service providers that receive a percentage in one of the APORRI Plan wells receives the percentage that has been pre-assigned to that individual’s position within the company; our Compensation Committee does not make individual decisions regarding the percentage that should be awarded to any named executive officer.

In 2014, Messrs. Settle, Craycraft, and Willis and Ms. Barr received grants in three wells drilled in Century Exploration Houston, LLC. In the award granted March 22, 2014, each received a 0.143% APORRI in this well. In the award granted June 1, 2014, each received a 0.136% APORRI. In the award granted August 14, 2014, each received a 0.153% APORRI.

The aggregate amounts received by each named executive officer under the APORRI Plan for the 2014 Fiscal Year relating to previous APORRI Plan grants, as well as amounts relating to the new 2014 grants, are reported in the succeeding Summary Compensation Table.

Resource Royalty Plan. Mr. Settle also participates in an overriding royalty interest plan (the “Resource Royalty Plan”) that is based on wells of our subsidiary Century Exploration Resources, LLC (“Resources”). Our Board administers the Resource Royalty Plan and determined that certain executive officers who contributed to the success of the Resource wells should be rewarded and incentivized to create value for Resources by providing them with a percentage of the revenues from those wells. While Messrs. Young and Sheets provided certain services to Resources during the 2014 year, they are compensated pursuant to a different incentive arrangement described below, thus Mr. Settle is our only named executive officer that is directly involved in the Resource properties and who received grants pursuant to the Resource Royalty Plan. Like the APORRI Plan described above, a grant in the Resource Royalty Plan was designed as a percentage of a recipient pool for an applicable well. The difference in the two plans is that the APORRI Plan is an “after payout” overriding royalty interest, while the Resource Royalty Plan was designed to provide potential payments from a well prior to Resources recouping its expenses of development, operation, or maintenance. The aggregate amounts received by Mr. Settle under the Resources Royalty Plan for the 2014 Fiscal Year relating to previous Resource Royalty Plan grants, as well as amounts relating to the new 2014 grant, are reported in the succeeding Summary Compensation Table.

Annual Bonus Plan.

The 2014 bonus awards were granted under the Annual Bonus plan that the Compensation Committee implemented during the 2013 year. This plan is based on the Company meeting certain Reserve goals and certain Adjusted EBITDA goals for the applicable year. Employees are eligible to receive a certain percentage of their salary as an annual bonus, based upon the Company’s accomplishment of certain goals during the year. Any bonuses earned during the 2014 year will be paid out on or before March 15, 2015. In order to receive any bonus earned under this plan, an employee must still be employed by the Company when the bonus is paid. The percentage that an employee may receive of his base salary varies by rank and department. Messrs. Settle, Craycraft, and Willis and Ms. Barr were each eligible to receive up to 30% of their base salary under this bonus plan. Mr. Young was eligible to receive up to 150% of his base salary under this bonus plan. Bonuses for all departments were based 50% on meeting an Adjusted EBITDA goal (described below) and 50% on a reserve value goal (described below). Mr. Sheets was no longer employed by the Company prior to the payment of this bonus.

The goals for the 2014 Annual Bonus plan were based on an Adjusted EBITDA goal and a reserve value goal. We feel Adjusted EBITDA and reserve value are key metrics for determining the success of our business. The minimum Adjusted EBITDA for a bonus payout for the year was $85.0 million and the minimum reserve value at December 31, 2014 for a bonus payout was $350.0 million. The Company did not meet these goals and therefore no bonus will be paid under the Annual Bonus Plan for the 2014 year.

Employment Agreements, Severance and Change in Control Benefits

We entered into new employment agreements with each of Messrs. Young and Sheets on February 26, 2013. Each agreement had an initial one-year term that automatically renews for successive one-year periods until terminated in writing by either party at least 30 days prior to a renewal date. Each agreement provided the named executive officer with a minimum annual base salary ($425,000 in the case of Mr. Young and $325,000 in the case of Mr. Sheets) during the term and each of Messrs. Young and Sheets was also eligible to receive an annual cash bonus, with a target amount equal to 150% of his base salary under our Annual Bonus Plan. Additionally, each of Messrs. Young and Sheets was eligible to receive discretionary commission payments. Finally, each of Messrs. Young and Sheets was eligible to participate in the health insurance, retirement and other perquisites and benefits of the Company as in effect from time to time on terms no less favorable than those provided to other similarly situated employees of the Company.

Pursuant to the terms of their respective employment agreements, each of Messrs. Young and Sheets would have been entitled to severance payments in certain limited circumstances, but in November 2014, the Company determined that it would no longer maintain employment agreements with any employees and therefore did not renew Mr. Young’s agreement. As discussed previously, Mr. Sheets’ employment with the Company was terminated on November 17, 2014.

Other than as noted for Messrs. Young and Sheets, the named executive officers did not have agreements with us that contained severance provisions and/or change in control payment provisions during the 2014 Fiscal Year, and as of the end of the 2014 Fiscal Year, we no longer maintain any such agreements with any named executive officer.

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

•

based on the reviews and discussions referred to above, recommended to the Board of Directors that the disclosure set forth under the heading “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Respectfully submitted by the Compensation Committee of the Board of RAAM Global Energy Company

Tom Lewry (Chairman)

Howard Settle

Robert Fox

Jonathan Rudney

Michael Willis

Summary Compensation Table

The table below sets forth the annual compensation earned during the 2014, 2013, and 2012 fiscal years by our “named executive officers,” as of December 31, 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Howard A. Settle	2014	332,910	—	213,328	23,000	569,238
President and Chief Executive Officer, Director	2013	320,604	5,000	270,016	21,920	617,540
	2012	282,563	5,000	396,301	22,500	706,364
Jeff T. Craycraft	2014	231,188	2,500	170,170	18,495	422,353
Treasurer and Chief Financial Officer	2013	221,271	5,000	166,307	16,952	409,530
	2012	179,812	5,000	216,261	14,385	415,458
Ken Young	2014	436,688	2,500	—	14,507	453,695
Chief Operating Officer	2013	425,833	494,263	191,250	13,833	1,125,179
Elizabeth A. Barr	2014	231,188	2,500	170,170	18,495	422,353
Vice President of Administration
Michael Willis	2014	226,050	2,500	170,170	18,084	416,804
Senior Vice President, Director
Jerry Sheets	2014	320,204	—	—	22,217	342,421
Senior Vice President	2013	325,833	494,263	146,250	10,500	976,846

(1)	The amounts included in the Bonus line for 2014 represent a $2,500 year-end discretionary bonus.
(2)	As noted above, no amounts were paid to the executives under the Annual Bonus Plan for 2014. Amounts represent the aggregate royalty payments received from the APORRI Plan for each of the named executive officers other than Mr. Settle. For Mr. Settle, the amount includes $188,970 received from the APORRI Plan during the 2014 year and $24,358 received from the Resource Royalty Plan.
(3)	The amounts included in the Other Compensation line for all named executives officers relate solely to matching contributions to each employee’s 401(k) Plan account.

Grants of Plan-Based Awards for the 2014 Fiscal Year

	Grant	Possible Payouts under Non-Equity Incentive Plan Awards
Name	Date(1)	($)(2)
Howard A. Settle	3/22/14	$7,469
	6/1/14	$5,303
	8/14/14	$7,469
	10/12/14	$3,572
Jeff T. Craycraft	3/22/14	$7,469
	6/1/14	$5,303
	8/14/14	$7,469
Elizabeth A. Barr	3/22/14	$7,469
	6/1/14	$5,303
	8/14/14	$7,469
Michael Willis	3/22/14	$7,469
	6/1/14	$5,303
	8/14/14	$7,469

(1)	Grant dates vary by well, as noted in the Compensation Discussion and Analysis above.
(2)	The values shown in this column represent the actual amount of payments that each of the named executive officers received from grants in the APORRI Plan, and with respect to Mr. Settle, from the Resource Royalty Plan, that occurred in the 2014 year. Mr. Settle’s October 12, 2014 grant was made pursuant to the Resource Royalty Plan, while the remaining grants shown for Mr. Settle were made under the APORRI Plan. We believe that an estimation of future payouts under these grants is undeterminable at this time, as a well could stop producing at any given time and payout streams are unpredictable and undeterminable at this time.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2014 Fiscal Year

Percentage of Salary and Bonus in Comparison to Total Compensation

Name	Salary and Bonus Percentage of Total Compensation
Howard A. Settle	58%
Jeff T. Craycraft	55%
Ken Young	97%
Elizabeth A. Barr	55%
Michael Willis	55%
Jerry L. Sheets	94%

Outstanding Equity Awards at 2014 Fiscal Year-End

None of our named executive officers held outstanding equity awards as of December 31, 2014.

Stock Vested in the 2014 Fiscal Year

None of our named executive officers experienced a vesting event on outstanding equity awards during the 2014 Fiscal Year.

Pension Benefits

We maintain a 401(k) Plan for our employees, including our named executive officers, but at this time we do not sponsor or maintain a pension plan for any of our employees.

Nonqualified Deferred Compensation

We do not provide a nonqualified deferred compensation plan for our employees at this time.

Potential Payments Upon Termination or a Change in Control

As noted above in the Compensation Discussion and Analysis, we do not provide any of our named executive officers with individual severance or change in control benefit agreements at this time. Although we maintained an individual employment agreement with both Messrs. Young and Sheets during portions of the 2014 Fiscal Year, as of December 31, 2014, neither one of those agreements were in effect.

Mr. Sheets’ employment was terminated on November 17, 2014. Pursuant to the terms of his employment agreement, he received a one-time separation payment of $41,269 less applicable tax and withholdings, which represents an amount equal to the amount of base salary he would have earned had he remained employed by the Company until December 31, 2014. Mr. Sheets is included in this discussion because he would have been one of our named executive officers for the 2014 Fiscal Year had he remained employed by the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
Robert E. Fox	10,000	10,000

Robert E. Fox is paid a $2,500 retainer per calendar quarter for his service as a member of the Board. Jonathan B. Rudney did not receive compensation for his service as a member of the Board, other than reimbursement of his travel expenses to attend meetings.

Thomas M. Lewry is an employee of the Company that does not receive any additional compensation for serving on our Board. Two of our named executives officers, Howard Settle and Michael Willis, are also members of our Board and do not receive additional compensation for their service on the Board; their compensation for the 2014 Fiscal Year is reported in the Summary Compensation Table above. The time spent on Board activities for these employees is considered to be a portion of the duties of their position with us, thus they do not receive additional compensation for being on the Board.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is made up of our entire Board of Directors. All Board members except Mr. Fox and Mr. Rudney are executive officers of the Company. The Compensation Committee has no interlocks. During the year ended December 31, 2014, Mr. Settle and Mr. Rudney participated in related party transactions with the Company. For a description of these transactions, see Item  13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company does not maintain an equity incentive compensation plan.

RAAM Global Energy Company Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2015 for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers and key employees; and

•	all our directors, executive officers and key employees as a group.

As of March 27, 2015, we had 61,433 outstanding shares of our common stock. Footnote 1 to the following table provides a brief explanation of what is meant by the term “beneficial ownership.” The number of shares of common stock and the percentages of beneficial ownership are based on 61,433 shares of common stock issued and outstanding as of March 27, 2015. The amounts presented may not add due to rounding.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to all shares of common stock listed as beneficially owned by them.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Beneficially Owned
Directors, Executive Officers and Key Employees:
Howard A. Settle	29,692.56	48.33%
Jonathan B. Rudney	7,800.35	12.70%
Thomas M. Lewry	1,581.53	2.57%
Jeffrey T. Craycraft	600.00	* %
Elizabeth A. Barr	364.00	* %
Michael J. Willis	250.00	* %
Ken Young	167.64	* %
Robert E. Fox	150.00	* %
All Directors and Executive Officers as a Group (8 persons)	40,606.08	66.10%
Other	20,826.69	33.90%
Total	61,432.77	100.00%

*	Less than 1% of our common stock.
(1)	“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power, or a person who, through a trust or proxy, prevents the person from having beneficial ownership. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 27, 2015, if that person or group has the right to acquire shares within 60 days after such date.
(2)	The address for each director, executive officer and key employee is c/o RAAM Global Energy Company, 1537 Bull Lea Rd., Suite 200, Lexington, Kentucky 40511.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For a description of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”

The following paragraphs provide information regarding the related party transactions which have been entered into and affect the financial statements of RAAM as of December 31, 2014.

During 2003, we entered into a lease with ATMA Investments, LLC for our Lexington, Kentucky office space. ATMA Investments, LLC is an entity wholly-owned by Howard A. Settle. The initial lease rate was $17.50/sq. ft., with a 3% escalation per year, plus other costs. For the year ended December 31, 2014, the Company paid ATMA Investments, LLC $228,000 under the lease.

RAAM Exploration LLC was formed by Howard Settle and his wife, Alice Settle, to participate as a working interest partner with 17.5% to 25% interests in our wells, mainly in the Bayou Postillion, Breton Sound and Main Pass fields. An Exploration Agreement was approved by the Board of RAAM in 2004 which set forth the participation rights to acquire working interests in prospects developed by RAAM. In 2008, RAAM Exploration assigned its rights pursuant to the December 2004 Agreement to RAM Development LLC effective January 2008. During 2008, Mr. and Mrs. Settle donated this entity to a charitable foundation and appointed an attorney as president of the charitable entity. Subsequent to this donation, the properties owned by RAAM Exploration LLC were sold to RAAM and its subsidiaries which include Sita Energy, LLC, Century Exploration Resources, LLC and Windstar Energy, LLC as the replacement property in a 1031 exchange transaction for cash of approximately $63 million and a note. The note was exchanged for an overriding royalty whereby RAAM Exploration LLC receives a 10% overriding royalty interest on four properties of Century Exploration New Orleans, LLC and Century Exploration Houston, LLC for the balance of the purchase price, $24.3 million plus interest of 8%. During 2010, the Board agreed to assign the 10% overriding royalty interest as an unrestricted 10% royalty to the Howard and Alice Settle Foundation. As of December 31, 2013, the Company had payables due to the Howard and Alice Settle Foundation of $0.1 million.

RAM Development LLC, wholly owned by Howard A. Settle, entered into an Exploration Agreement with the Company and RAAM Exploration LLC in 2008. The RAM Development LLC was a partner in wells drilled by both by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. During 2009, the Exploration Agreement was terminated and RAM Development LLC relinquished its contractual right to a 25% working interest in various proved producing properties, proved undeveloped properties and various exploration prospects. As a result of the relinquishment, the Company has agreed to carry RAM Development LLC on certain wells to be determined at the sole discretion of the Board of Directors of RAAM and will be determined on a well by well basis. In addition, specific projects are identified in the agreement as to a carried interest for RAM Development LLC. During 2010, the Board agreed to provide a 25% carried interest to RAM Development LLC for the Flipper, Redfish, Saturn, Barracuda and Briscoe Bayou projects. Since the drilling of Redfish and Saturn has been delayed, in large part due to the repercussions of the Macondo oil spill, the Board agreed to replace those wells with four prospects to be drilled onshore and include Jacques, Sebastian, Perry and Pilgrim Church. During the second quarter of 2014, the Company purchased working interests in 19 wells located onshore Texas that represented 0.5 MBOE of reserves from RAM Development LLC for a net purchase price of $4.9 million. The Company obtained a reserve report from independent reserve engineers, which was used to help determine the purchase price. The purchase was approved by the Company’s Board of Directors.

Charter IV Inc. was incorporated during 2008 and Charter V Inc. was incorporated during 2010. Certain employees of RAAM Global Energy Company, Century Exploration New Orleans, LLC and Century Exploration Houston, LLC are the shareholders of these corporations. Certain of our officers and directors, including Howard Settle, Michael Willis, Jeffrey Craycraft, and Elizabeth Barr, participate in Charter IV Inc. and Charter V Inc. (“the Charters”). The Charters are working interest partners in certain oil and gas properties operated by Century Exploration New Orleans, LLC and Century Exploration Houston, LLC. Officers in each entity include Jeff Craycraft, President, Leon Smith, Vice President and Elizabeth Barr, Secretary/Treasurer. Neither of the Charters have employees and employees of the Company provide the accounting services for each entity. The Company finances Charter IV Inc. and Charter V Inc. and all revenues from producing properties are paid to the Company in order to reduce Charter IV Inc.’s, and Charter V Inc.’s respective joint interest billings owed to the Company. Charter V Inc. owns various producing properties and is currently paying down its respective joint interest accounts. The Company has determined that the Charters are variable interest entities (“VIEs”) and the Company is the primary beneficiary of these VIEs; therefore, in accordance with FASB guidance on accounting for VIEs, the Charters are consolidated in the Company’s annual financial statements. During the second quarter of 2014, the Company entered into an agreement to purchase all of the issued and outstanding equity of Charter V from the Sellers of Charter V for a net purchase price of approximately $5.9 million. The aggregate consideration was based upon a Charter V reserve report from independent reserve engineers. The purchase was approved by the Company’s Board of Directors. Charter V held reserves totaling 0.4 MBOE. The Sellers consist of 46 individuals who were employees of the Company as of December 31, 2010. The Company completed the purchase on July 2, 2014.

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

Item 14. Principal Accounting Fees and Services

During the 2014 fiscal year, Ernst & Young LLP served as the Company’s Independent Auditors and also provided certain tax services. The aggregate fees billed to the Company by Ernst & Young LLP for services performed during the fiscal years ended December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Audit Fees	$454	$380
Audit Related Fees(1)	$—	$156
Tax Fees	$216	$115
All Other Fees(2)	$2	$2

Total	$672	$653

(1)	The $156,000 in the audit related fees includes $78,000 in fees for the New Additional Notes Offering and Registration Statement on Form S-4 filed in conjunction with that offering and $78,000 in fees for the restatement of our 2012 financial statements.
(2)	All Other Fees is made up of a subscription to an accounting research tool that the Company purchases from Ernst & Young LLP each year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lexington, State of Kentucky, on March 31, 2015.

RAAM Global Energy Company

By:	/s/ Howard A. Settle
Howard A. Settle
President and Chief Executive Officer

This Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

Signature	Title	Date

/s/ Howard A. Settle	President, Chief Executive Officer and Chairman	March 31, 2015
Howard A. Settle	(Principal Executive Officer)

/s/ Jeff T. Craycraft	Treasurer, Vice President and Chief Financial Officer	March 31, 2015
Jeff T. Craycraft	(Principal Financial and Accounting Officer)

/s/ Michael J. Willis	Director	March 31, 2015
Michael J. Willis

/s/ Jonathan B. Rudney	Director	March 31, 2015
Jonathan B. Rudney

/s/ Thomas M. Lewry	Director	March 31, 2015
Thomas M. Lewry

/s/ Robert E. Fox	Director	March 31, 2015
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

“Workover” Operations on a producing well to restore or increase production.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of RAAM Global Energy Company, dated November 19, 2003 (Incorporated by reference to Exhibit 3.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

3.2	Bylaws of RAAM Global Energy Company (Incorporated by reference to Exhibit 3.2 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.1	Indenture, dated as of September 24, 2010, among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.2	First Supplemental Indenture, dated as of July 15, 2011, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on July 19, 2011 (File No. 333-172897)).

4.3	Second Supplemental Indenture, dated as of April 11, 2013, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

4.4	Third Supplemental Indenture, dated as of April 11, 2013, by and among RAAM Global Energy Company, the several guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

4.5	Registration Rights Agreement, dated April 11, 2013, among RAAM Global Energy Company, the several guarantors named therein, and Global Hunter Securities, LLC (Incorporated by reference to Exhibit 4.1 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

4.6	Intercreditor Agreement, dated as of September 24, 2010, by and among Union Bank, N.A., as administrative agent for the first lien creditors named therein, the Bank of New York Mellon Trust Company, N.A., as indenture trustee for the second lien creditors named therein, Century Exploration New Orleans, Inc., Century Exploration Houston, Inc and RAAM Global Energy Company (Incorporated by reference to Exhibit 4.3 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

4.7	Security Agreement, dated September 24, 2010, by RAAM Global Energy Company and the several guarantors name therein in favor of Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.1	Promissory Note, dated August 8, 2005, between RAAM Global Energy Company and GE Commercial Finance Business Property Corporation (Incorporated by reference to Exhibit 10.6 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

Exhibit Number	Description

10.2†	Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.10 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on August 29, 2011 (Reg. No. 333-172897)).

10.3	Lease Agreement, dated January 1, 2011, between ATMA Investments, LLC and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.11 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.4	December 2004 Agreement, dated December 1, 2004, between RAAM Global Energy and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.12 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.5	Termination of the December 2004 Agreement, dated June 3, 2009, between RAAM Global Energy and Ram Development LLC and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.13 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.6	September 2003 Agreement, dated September 22, 2003, between Century Exploration Company and RAAM Exploration LLC (Incorporated by reference to Exhibit 10.14 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.7	Participation and Exploration Agreement, dated August 3, 2009, between RAAM Global Energy Company, Century Exploration Houston, Inc. and TechXplore, L.P (Incorporated by reference to Exhibit 10.15 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.8	After Payout Overriding Royalty Plan of RAAM Global Energy Company and Century Exploration New Orleans, Inc., dated December 1, 2004 (Incorporated by reference to Exhibit 10.16 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on March 17, 2011 (Reg. No. 333-172897)).

10.9†	Form of Stock Purchase Agreement, effective August 24, 2011, between the Sellers defined therein and RAAM Global Energy Company (Incorporated by reference to Exhibit 10.10 to RAAM Global Energy Company’s Registration Statement on Form S-4 filed on August 29, 2011(Reg. No. 333-172897)).

10.10	Purchase Agreement, dated April 5, 2013, among RAAM Global Energy Company, Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC and Global Hunter Securities, LLC. (Incorporated by reference to Exhibit 10.1 to RAAM Global Energy Company’s Current Report on Form 8-K filed on April 11, 2013 (File No. 333-172897)).

10.11	Forbearance Agreement, dated as of July 31, 2014, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC, RAAM Global Energy Company, Union Bank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.8 to RAAM Global Energy Company’s Current Report on Form 8-K filed on August 5, 2014 (Reg. No. 333-172897)).

Exhibit Number	Description

10.12	Fifth Amended and Restated Credit Agreement, dated as of September 12, 2014, by and among RAAM Global Energy Company, Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC and Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.8 to RAAM Global Energy Company’s Current Report on Form 8-K filed on September 16, 2014 (Reg. No. 333-172897)).

10.13*	Consent to the Fifth Amended and Restated Credit Agreement, dated as of December 29, 2014, by and among Century Exploration New Orleans, LLC, Century Exploration Houston, LLC, Century Exploration Resources, LLC, RAAM Global Energy Company and Wilmington Trust, National Association, as administrative agent and the lenders party thereto.

21.1*	Subsidiaries of RAAM Global Energy Company.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Summary Report of Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.